Form 10-Q
period 1995-03-31
WESTERN BEEF INC /DE/
filed 1995-05-12
CIK 81942

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1995
                      --------------

Commission File Number 0-4485
                       ------


                               WESTERN BEEF, INC.
- - - - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                      13-3266114
- - - - -------------------------------                    -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization.)                    Identification No.)

             47-05 Metropolitan Avenue, Ridgewood, New York   11385
- - - - --------------------------------------------------------------------------------
             (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code: (718)417-3770
                                                    -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes  x    No
   -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.





       5,463,317 SHARES OF COMMON STOCK, $.05 PAR VALUE AS OF MAY 5, 1995

                                      INDEX

                       WESTERN BEEF, INC. AND SUBSIDIARIES


                                                                   PAGE
                                                                   ----

PART I-FINANCIAL INFORMATION



Item 1.  Financial statements.

     Condensed consolidated balance sheets as of
      March 31, 1995 and December 30, 1994.                          2

     Condensed consolidated statements of income
      and retained earnings for the thirteen weeks
      ended March 31, 1995 and April 1, 1994.                        3

     Condensed consolidated statements of cash
      flows for the thirteen weeks ended
      March 31, 1995 and April 1, 1994.                              4

     Note to the condensed consolidated financial
      statements.                                                    5

Item 2.  Management's discussion and analysis of
          financial condition and results of operations.             6



PART II-OTHER INFORMATION                                            7

Item 1.   Legal Proceedings
Item 2.   Changes in Securities
Item 3.   Defaults upon Senior Securities
Item 4.   Submission of Matters to a Vote of Security Holders
Item 5.   Other Information
Item 6.   Exhibits and Reports on Form 8-K



SIGNATURES                                                           8

                       WESTERN BEEF,INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)


                                                    March 31,     DECEMBER 30,
                                                      1995            1994
                                                   -----------    ------------
                                                   (Unaudited)

 Current assets:
  Cash and cash equivalents                        $   3,744      $   4,311
  Accounts receivable, net of allowance for
   doubtful accounts ($272 and $142)                   7,181          6,907
  Inventories                                         13,967         13,339
  Prepaid expenses and other current assets            2,254          2,390
  Deferred income taxes                                  896            907
                                                   ---------      ---------
     Total current assets                             28,042         27,854

 Property, plant and equipment, net of
  accumulated depreciation and amortization
  ($15,026 and $14,437)                               26,959         25,276
 Deferred income taxes                                   200            176
 Other assets                                            921            887
                                                   ---------      ---------
     Total assets                                  $  56,122      $  54,193
                                                   ---------      ---------
                                                   ---------      ---------

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
  Current portion of long-term debt                $   1,520      $   1,563
  Current portion of obligations under
   capital leases                                        103            101
  Accounts payable                                    13,471         12,597
  Accrued expenses and other liabilities               1,896          1,482
  Income taxes payable                                   391             --
                                                   ---------      ---------
     Total current liabilities                        17,381         15,743

 Long-term debt, net of current portion                5,300          5,779
 Obligations under capital leases, net of
  current portion                                      1,418          1,445
                                                   ---------      ---------
     Total liabilities                                24,099         22,967
                                                   ---------      ---------

 Shareholders' equity:
  Preferred stock, $.05 par value-shares
   authorized 2,000; none issued                          --             --
  Common stock, $0.05 par value;
   15,000,000 shares authorized;
   5,463,317 shares issued and outstanding               273            273
  Capital in excess of par value                      11,516         11,516
  Retained earnings                                   20,234         19,437
                                                   ---------      ---------
     Total shareholders'equity                        32,023         31,226
                                                   ---------      ---------
     Total liabilities and shareholders'equity     $  56,122      $  54,193
                                                   ---------      ---------
                                                   ---------      ---------



      See accompanying note to condensed consolidated financial statements.

                       WESTERN BEEF, INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                   (Unaudited)

                      (In thousands, except per share data)


                                                       Thirteen Weeks
                                                            Ended
                                                -----------------------------
                                                March 31, 1995  April 1, 1994
                                                --------------  -------------

Net sales                                          $  67,574      $  71,088

Cost of sales                                         52,048         54,412
                                                   ---------      ---------

Gross profit on sales                                 15,526         16,676
                                                   ---------      ---------

Operating expenses:
 Rent expense-affiliates                                 698            596
 Interest expense                                        195            183
 Selling, general and administrative
  expenses                                            13,119         14,460
                                                   ---------      ---------

     Total operating expenses                         14,012         15,239
                                                   ---------      ---------

Income before income taxes                             1,514          1,437

Provision for income taxes                               717            625
                                                   ---------      ---------

Net income                                               797            812
Retained earnings
 -beginning of period                                 19,437         14,664
                                                   ---------      ---------

Retained earnings
 -end of period                                    $  20,234      $  15,476
                                                   ---------      ---------
                                                   ---------      ---------

Weighted average number of
 common shares outstanding                             5,463      $   5,463
                                                   ---------      ---------
                                                   ---------      ---------

Earnings per common share                          $     .15      $     .15
                                                   ---------      ---------
                                                   ---------      ---------



      See accompanying note to condensed consolidated financial statements

                       WESTERN BEEF, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (In thousands)

                                                                           Thirteen Weeks
                                                                               Ended
                                                                ----------------------------------
                                                                March 31, 1995       April 1, 1994
                                                                --------------       -------------

 Cash flows from operating activities:
   Net income                                                       $   797            $    812
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                                      596                 679
     Deferred income tax benefit                                        (13)                 --
     Provision for losses on accounts receivable                        130                 100
     (Increase) decrease in assets:
       Accounts receivable                                             (404)                477
       Inventories                                                     (628)               (866)
       Prepaid expenses and other current assets                        136                 107
       Prepaid income taxes                                              --                 (54)
       Other assets                                                     (34)                 12
     (Decrease) increase in liabilities:
     Accounts payable                                                   874                (777)
     Accrued expenses and other liabilities                             414                 799
     Income taxes payable                                               391                  --
       Net cash provided by operating
        activities                                                    2,259               1,289
                                                                    -------            --------

 Cash flows from investing activities:
   Capital expenditures                                              (2,279)               (633)
                                                                    -------            --------

       Net cash used in investing activities                         (2,279)               (633)
                                                                    -------            --------

 Cash flows from financing activities:
   Net repayments under line of credit agreement                         --                (200)
   Payments on long-term debt and capital leases                       (547)               (267)
   Payment of loans from affiliates and shareholders                     --                (349)

       Net cash used in financing activities                           (547)               (816)
                                                                    -------            --------

 Net decrease in cash and cash equivalents                             (567)               (160)
 Cash and cash equivalents, beginning of period                       4,311               1,080
                                                                    -------            --------
 Cash and cash equivalents, end of period                           $ 3,744            $    920
                                                                    -------            --------
                                                                    -------            --------

 Cash paid during the thirteen weeks for:
   Interest                                                         $   195            $    183
   Income taxes                                                     $   320            $    680



      See accompanying note to condensed consolidated financial statements

                       WESTERN BEEF, INC. AND SUBSIDIARIES

              NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



(1)  Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 29, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 30, 1994.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

For the thirteen weeks ended March 31, 1995, Western Beef, Inc., ("the Company") achieved net income of $797,000 or $0.15 per share on net sales of $67,574,000, as compared to net income of $812,000, or $0.15 per share on net sales of $71,088,000 for the thirteen weeks ended April 1, 1994. Cost of sales, as a percentage of net sales, increased to 77% from 76.5% with a resultant decrease in the gross profit percentage to 23% from 23.5%.

The decrease in sales, cost of sales and gross profits are mainly attributable to the decline in same store sales for the thirteen weeks ended March 31, 1995 as compared with the corresponding period in 1994. The Easter holiday which was celebrated in the first quarter of 1994 and which will be celebrated in the second quarter of 1995, accounted for almost 25% of the decline in sales. The balance of the decline results from competition from other supermarket chains.

Selling, general and administrative expenses, including rent expense - affiliates, and interest expense, as a percentage of sales decreased to 20.7% for the thirteen weeks ended March 31, 1995 from 21.4% for the similar period in 1994 principally as a result of greater labor efficiency and lower insurance and utility costs. The success of the cost reduction and efficiency plans implemented during the past ten months is the principal reason for the decline.

Although pre-tax income for the thirteen weeks ended March 31, 1995 was greater than that for the thirteen weeks ended April 1, 1994, net income was lower as a result of the termination of the Federal Targeted Jobs Credit program at the end of 1994.

Liquidity and Capital Resources:

Cash flows from operations were $2,259,000 for the thirteen weeks ended March 31, 1995 as compared to $1,289,000 for the comparable period of 1994. The increases in accounts receivable and inventory were more than offset by increases in accounts payable, accrued expenses and taxes payable. Cash flow from operations plus cash on hand were sufficient to pay for capital expenditures and long-term debt requirements.

Most of the capital expenditures incurred were made in connection with the three new stores under construction. These stores are expected to be open by the end of June 1995. The Company believes that cash on hand and its $3,000,000 bank line of credit which expires on June 30, 1995 and which is expected to be renewed by the bank, will be sufficient to meet its operational needs and to fund the remaining costs to open the new stores. The Company also has several financial institutions that would be available to refinance new store equipment, usually over a five year period.

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

            The Company has various outstanding litigation matters which it considers to be in the ordinary course of business. In the opinion of management, the outcome of these litigation matters will not materially, adversely affect the Company's financial position.

            In April 1991 in New York Supreme Court, Putnam County, an action was commenced against the Company to prevent a scheduled foreclosure of certain collateral held by the Company as security for its loan to one of the plaintiffs in the original principal amount of $85,000 of which approximately $65,000 was outstanding. Thereafter, in a complaint served in March 1992, plaintiffs interposed three causes of action on behalf of themselves and a previously unnamed plaintiff, C.B. Foods, Inc., which was owned by the plaintiffs and was a customer of the Company's wholesale business, seeking (1) a declaration that the loan had been repaid; (2) compensatory damages of $30,000,000 and exemplary damages of $10,000,000 for fraud allegedly committed by the Company; and (3) compensatory damages of $2,000,000 and exemplary damages of $10,000,000 for abuse of process allegedly committed by the Company. In its answer, the Company denied liability and all material allegations of the complaint. Following a motion by the Company, the court ordered plaintiffs' third cause of action for abuse of process dismissed for failure to state a claim and ordered all claims of C.B. Foods, Inc. struck from the complaint on the ground that it was not a party to the action. Plaintiffs have appealed the court's order. By order made on the record on January 19, 1994, the court dismissed the complaint for plaintiff's disobedience of prior court orders and their failure to prosecute their claims. Plaintiffs have moved to modify the January 19, 1994 order. If they are not successful, an appeal is anticipated, which the Company would vigorously defend. The Company believes the resolution of this matter will not adversely affect its financial position.

Item 2.   Changes in Securities
            None

Item 3.   Defaults upon Senior Securities
            None

Item 4.   Submission of Matters to a Vote of Security holders.
            None

Item 5.   Other Information
            None

Item 6.   Exhibits and Reports on Form 8-K
            The registrant has not filed a report on Form 8-K during the quarter just ended.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WESTERN BEEF, INC.



                              By: /s/Robert C. Ludlow
                                 --------------------
                                 Robert C. Ludlow
                                 Treasurer and Chief Financial
                                 Officer
                                 (Principal Financial and
                                 Accounting Officer)



DATE:  May 9, 1995