Form 10-Q
period 1995-06-30
WESTERN BEEF INC /DE/
filed 1995-08-14
CIK 81942

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                           June 30, 1995
                                                -------------

Commission File Number                          0-4485
                                                 ------

                             WESTERN BEEF, INC.
--------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

       Delaware                                             13-3266114
------------------------                             ------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                           Identification No.)


47-05 Metropolitan Avenue, Ridgewood, New York                     11385
--------------------------------------------------------------------------------
        (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:              (718)-417-3770
                                                                ----------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes   x       No
    ------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

5,463,317 shares of Common Stock, $.05 par value as of July 7, 1995.
--------------------------------------------------------------------------------

                                     INDEX

                       WESTERN BEEF, INC. AND SUBSIDIARIES


                                                                     PAGE
                                                                     ----
PART I-FINANCIAL INFORMATION

Item 1.      Financial statements

    Condensed consolidated balance sheets as of
     June 30, 1995 and December 30, 1994.                              2

    Condensed consolidated statements of income and
     retained earnings for the twenty-six weeks and the
     thirteen weeks ended June 30, 1995 and July 1, 1994.              3

    Condensed consolidated statements of cash flows for the
     twenty-six weeks ended June 30, 1995 and July 1, 1994.            4

    Notes to the condensed consolidated financial statements.          5

Item 2.    Management's discussion and analysis of financial
           condition and results of operations.                        6

PART II-OTHER INFORMATION                                              7
-------------------------

Item 1.      Legal Proceedings
Item 2.      Changes in Securities
Item 3.      Defaults upon Senior Securities
Item 4.      Submission of Matters to a Vote of Security Holders
Item 5.      Other Information
Item 6.      Exhibits and Reports on Form 8-K


SIGNATURES                                                             9
---------

                    WESTERN BEEF, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except par value)



                                                         June 30, 1995  December 30, 1994
                                                         -------------  -----------------
ASSETS                                                    (Unaudited)
------
Current assets:
  Cash and cash equivalents                                 $  1,316         $  4,311
  Accounts receivable, net of allowance for doubtful
   accounts ( $402 and $142)                                   7,556            6,907
  Inventories                                                 16,383           13,339
  Prepaid expenses and other current assets                    2,100            2,390
  Deferred income taxes                                        1,029              907
                                                           ---------         ---------
  Total current assets                                        28,384           27,854

Property, plant and equipment, net of accumulated
  depreciation and amortization ($15,529 and $14,437)         28,734           25,276
Deferred income taxes                                            223              176
Investment in low income housing tax credit                      907                -
Other assets                                                     897              887
                                                           ---------         ---------
  Total assets                                             $  59,145        $  54,193
                                                           ---------         ---------
                                                           ---------         ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable-bank                                          $  391             $  -
  Current portion of long-term debt                            1,565            1,563
  Current portion of obligations under capital leases            106              101
  Accounts payable                                            15,163           12,597
  Accrued expenses and other liabilities                       1,786            1,482
  Income taxes payable                                           497                -
                                                            ---------        ---------
  Total current liabilities                                   19,508           15,743

Long-term debt, net of current portion                         5,070            5,779
Obligations under capital leases, net of current portion       1,390            1,445
                                                            ---------       ---------
  Total liabilities                                           25,968           22,967
                                                            ---------       ---------


Shareholders' equity:
  Preferred stock, $.05 par value; shares authorized
   2,000; none issued                                              -                -
  Common stock, $.05 par value; 15,000 shares
   authorized; 5,463 shares issued and outstanding               273              273
  Capital in excess of par value                              11,516           11,516
  Retained earnings                                           21,388           19,437
                                                            ---------       ---------
   Total shareholders' equity                                 33,177           31,226
                                                            ---------       ---------
   Total liabilities and shareholders' equity              $  59,145        $  54,193
                                                            ---------       ---------
                                                            ---------       ---------

          See accompanying notes to condensed consolidated financial statements
                                       -2-

                      WESTERN BEEF, INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                  (Unaudited)
                 (In thousands, except per share data)


                                                      Twenty-Six Weeks Ended          Thirteen Weeks Ended
                                                     ------------------------        ----------------------
                                                   June 30, 1995   July 1, 1994   June 30, 1995   July 1, 1994
Net sales                                             $140,632      $146,042        $73,058        $74,954

Cost of sales                                          107,401       111,973         55,353         57,561
                                                     ---------     ---------       --------       ---------

Gross profit on sales                                   33,231        34,069         17,705         17,393
                                                     ---------     ---------       --------       ---------
Operating expenses:
 Rent expense-affiliates                                 1,399         1,191            701            596
 Interest expense                                          388           331            193            148

Selling, general and
 administrative expenses                                27,773        28,888         14,654         14,427
                                                     ---------     ---------       --------       --------

  Total operating expenses                              29,560        30,410         15,548         15,171
                                                     ---------     ---------       --------       --------
Income before income taxes                               3,671         3,659          2,157          2,222

Provision for income taxes                               1,720         1,611          1,003            986
                                                     ---------     ---------       --------        --------
Net income                                               1,951         2,048          1,154          1,236

Retained earnings
  -beginning of period                                  19,437        14,664         20,234         15,476
                                                     ---------     ---------       --------        --------
Retained earnings
  -end of period                                      $ 21,388       $16,712        $21,388        $16,712
                                                     ---------     ---------       --------        --------
                                                     ---------     ---------       --------        --------
Weighted average number of
 common shares outstanding                               5,463         5,463          5,463          5,463
                                                     ---------     ---------       --------        --------
                                                     ---------     ---------       --------        --------
Earnings per common share                            $     .36     $     .37        $   .21         $  .23
                                                     ---------     ---------       --------        --------
                                                     ---------     ---------       --------        --------


         See accompanying notes to condensed consolidated financial statements.
                                       -3-

                      WESTERN BEEF, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                              (In thousands)


                                                                      Twenty-Six Weeks Ended
                                                               ---------------------------------
                                                                 June 30, 1995        July 1, 1994
Cash flows from operating activities:
  Net income                                                     $1,951               $2,048
  Adjustments to reconcile net income to net
      cash provided by operating activities:
            Depreciation and amortization                         1,213                1,410
            Deferred income tax benefit                            (169)                   -
            Provision for losses on accounts receivable             260                  211
           (Increase)decrease in assets:
               Accounts receivable                                 (909)                (232)
               Inventories                                       (3,044)              (2,623)
               Prepaid expenses and other current assets            290                 (349)
               Prepaid income taxes                                   -                  444
               Other assets                                         (10)                 (54)
           (Decrease) increase in liabilities:
               Accounts payable                                   2,566                7,196
               Accrued expenses and other liabilities               304                1,014
               Payroll and related taxes payable                      -                  160
               Income taxes payable                                 497                    -
                                                               --------              --------
       Net cash provided by operating activities                  2,949                2,745

Cash flows from investing activities:
   Capital expenditures                                          (4,671)              (1,244)
    Low income housing investment                                  (907)                   -
                                                               --------              --------
       Net cash used in investing activities                     (5,578)              (1,244)
                                                               --------              -------
Cash flows from financing activities:
   Net borrowings (repayments) under line of credit agreement       391                 (750)
   Payments on long-term debt and capital leases                   (757)                (493)
   Net advances (to) from affiliates and shareholders                 -                 (401)
                                                               --------              --------
       Net cash used in financing activities                       (366)              (1,644)
                                                               --------              --------

Net decrease in cash and cash equivalents                        (2,995)                (143)
Cash and cash equivalents, beginning of period                    4,311                1,080
                                                               --------              --------
Cash and cash equivalents, end of period                         $1,316              $   937
                                                               --------              --------
                                                               --------              --------
Cash paid during the twenty-six weeks for:
   Interest                                                     $   388              $   331
   Income taxes                                                  $1,233               $1,168



         See accompanying notes to condensed consolidated financial statements.
                                       -4-

                     WESTERN BEEF, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)   BASIS OF PRESENTATION:

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-six weeks ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 29, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 30, 1994.

(2)   INVESTMENT IN LOW INCOME HOUSING TAX CREDITS:

      At the end of the second quarter, 1995, the Company invested in low income housing credits. The investments will be accounted for utilizing the effective-yield method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Net sales for the second fiscal quarter of 1995 were $73,058,000 a 2.53% decrease from the comparable quarter of 1994. On a year-to-date basis, net sales were $140,632,000 a decrease of 3.70% from 1994. The sales decline results from a decrease in same store sales of 6.55% and 7.27% respectively, for the three months, and six months ended June 30, 1995, and the closing of a small wholesale produce business in the second quarter of 1995. Management's efforts of resetting stores, better advertising and merchandising are having a positive effect on slowing the decline in same store sales that result from competitive pressures.

      The two new stores which were opened for two and six weeks respectively, had total sales of $2,138,000, a portion of which helped cause the decline in same store sales. For the remainder of the year, total sales should increase as a result of the new stores.


      Gross profit, as a percentage of sales, increased to 24.23% in the second fiscal quarter of 1995 from 23.20% in the same quarter of 1994. On a year-to-date basis, gross profit increased to 23.63% as compared with 23.33%, last year. The increase in gross profit is attributable to higher sales of Western Beef brand products and purchasing efficiencies.

      Selling, general and administrative expenses, including rent expense-affiliates and interest expense, as a percentage of sales, increased to 21.28% in the second fiscal quarter of 1995 from 20.24% in the same quarter of 1994. On a year-to-date basis, selling, general and administrative expenses, including rent expense-affiliates and interest expense, increased to 21.02% as compared with 20.82% in 1994. The selling, general and administrative cost category includes payroll, bonuses and operating costs. These increases are primarily due to 1995 store opening costs of approximately $600,000 of which $500,000 was incurred in the second quarter.

      Liquidity and  Capital Resources

      Cash flows from operations were $2,949,000 for the twenty-six weeks ended June 30, 1995 as compared to $2,745,000 for the comparable period of 1994. The increases in accounts receivable and inventory were offset by increases in accounts payable, accrued expenses and taxes payable. The increases in inventory and accounts payable resulted from the two new stores that opened in the second quarter of 1995. Cash flow from operations plus cash on hand were sufficient to pay for capital expenditures and long-term debt requirements.

      Most of the capital expenditures incurred were made in connection with the three new stores under construction, two of which were opened by the end of June 1995, and the upgrading of point-of-sale equipment in three stores. The Company believes that cash on hand and its $3,000,000 bank line of credit which expires on July 31, 1996, will be sufficient to meet its operational needs and to fund the remaining costs to open the third new store. The Company also has several financial institutions that would be available to refinance new store equipment, usually over a five year period.

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings
           The Company has various outstanding litigation matters which it considers to be in the ordinary course of business. In the opinion of management, the outcome of these litigation matters will not materially, adversely affect the Company's financial position.

           In April 1991 in New York Supreme Court, Putnam County, an action was commenced against the Company to prevent a scheduled foreclosure of certain collateral held by the Company as security for its loan to one of the plaintiffs in the original principal amount of $85,000 of which approximately $65,000 was outstanding. Thereafter, in a complaint served in March 1992, plaintiffs interposed three causes of action on behalf of themselves and a previously unnamed plaintiff, C.B. Foods, Inc., which was owned by the plaintiffs and was a customer of the Company's wholesale business, seeking (1) a declaration that the loan had been repaid; (2) compensatory damages of $30,000,000 and exemplary damages of $10,000,000 for fraud allegedly committed by the Company; and (3) compensatory damages of $2,000,000 and exemplary damages of $10,000,000 for abuse of process allegedly committed by the Company. In its answer, the Company denied liability and all material allegations of the complaint. Following a motion by the Company the court ordered plaintiffs' third cause of action for abuse of process dismissed for failure to state a claim and ordered all claims of C.B. Foods, Inc., struck from the complaint on the ground that it was not a party to the action. Plaintiffs have appealed the court's order. By order made on the record on January 19, 1994, the court dismissed the complaint for plaintiff's disobedience of prior court orders and their failure to prosecute their claims. Plaintiffs have moved to modify the January 19, 1994 order. If they are not successful, an appeal is anticipated, which the Company would vigorously defend. The Company believes the resolution of this matter will not adversely affect its financial position.

Item 2.  Changes in Securities
           None

Item 3.  Default upon Senior Securities
           None

Item 4.  Submission of Matters to a Vote of Security holders.
           The Company held its Annual Meeting of Shareholders on June 13, 1995, and transacted the following business:

         (a)      Election of Directors:


   Nominee              Votes For      % For         Votes Withheld
--------------------   -----------    --------       --------------
Frank Castellana       4,894,913       99.21%            39,131
Joseph Castellana      4,894,913       99.21%            39,131
Peter Castellana, Jr.  4,895,013       99.21%            39,031
Stephen R. Bokser      4,897,593       99.26%            36,451
Daniel M. Healy        4,897,593       99.26%            36,451
Arnold B. Becker       4,897,593       99.26%            36,451


(b)   Adoption of 1995 Employee Stock Option Plan:

      Votes For     % For        Votes Against       Abstentions
      --------     ------        ------------        -----------
      4,302,173    97.79%          82,643              14,267

(c)  Adoption of 1995 Non Employee Director Stock Option Plan:

     Votes For     % For         Votes Against      Abstentions
     ---------    ------         ------------       -----------
     4,176,860     94.94%          210,751             11,832

(d)  Election of BDO Seidman as Independent Auditors:

     Votes For     % For         Votes Against      Abstentions
     ---------    ------         ------------       -----------
    4,912,262     99.56%             8,440             13,342


Item 5. Other Information
        None

Item 6. Exhibits and Reports on Form 8-K
        The registrant has not filed a report on Form 8-K during the quarter just ended.

                        SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 WESTERN BEEF, INC.WESTERN BEEF, INC.

                                 By:  /s/Robert C. Ludlow
                                      -------------------
                                      Robert C. Ludlow
                                      Senior Vice-President
                                      and Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)

Date:  August 14, 1995