Form 10-Q
period 1995-09-29
WESTERN BEEF INC /DE/
filed 1995-11-13
CIK 81942

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended         September 29,1995

Commission File Number        0-4485


                               WESTERN BEEF, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                         13-3266114
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


  47-05 Metropolitan Avenue, Ridgewood, New York               11385
  ----------------------------------------------            ----------
     (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:       (718)-417-3770


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


     5,463,317 shares of Common Stock, $.05 par value as of October 18, 1995

--------------------------------------------------------------------------------

                                      INDEX

                       WESTERN BEEF, INC. AND SUBSIDIARIES



                                                                            PAGE
                                                                            ----

PART I-FINANCIAL INFORMATION

Item 1. Financial statements

       Condensed consolidated balance sheets as of
         September 29, 1995 and December 30, 1994.                             2

       Condensed consolidated statements of income
          for the thirty-nine weeks and the thirteen weeks
          ended September 29, 1995 and September 30, 1994.                     3

       Condensed consolidated statements of cash flows for the
          thirty-nine weeks ended September 29, 1995 and
          September 30, 1994.                                                  4

        Notes to the condensed consolidated financial statements.              5

Item 2. Management's discussion and analysis of financial condition
          and results of operations.                                           6

PART II-OTHER INFORMATION                                                      7

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K



SIGNATURES                                                                     8

                       WESTERN BEEF, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)


                                                                                            SEPTEMBER 29,        DECEMBER 30,
                                                                                                1995                1994
                                                                                                ----                ----
                                                                                            (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                                                                   $ 1,090             $ 4,311
  Accounts receivable, net of allowance for doubtful
   accounts ( $532 and $142)                                                                    7,849               6,907
  Inventories                                                                                  15,215              13,339
  Prepaid expenses and other current assets                                                     1,760               2,390
  Deferred income taxes                                                                           978                 907
                                                                                              -------             -------
        Total current assets                                                                   26,892              27,854

Property, plant and equipment, net of  accumulated
  depreciation and amortization ($14,430 and $14,437)                                          30,431              25,276
Deferred income taxes                                                                             358                 176
Other assets                                                                                    1,948                 887
                                                                                              -------             -------
        Total assets                                                                          $59,629             $54,193
                                                                                              -------             -------
                                                                                              -------             -------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                                           $ 1,729             $ 1,563
  Current portion of obligations under capital leases                                             109                 101
  Accounts payable                                                                             13,499              12,597
  Accrued expenses and other liabilities                                                        2,268               1,482
  Income taxes payable                                                                            326                  -
                                                                                              -------             -------
        Total current liabilities                                                              17,931              15,743

Long-term debt, net of current portion                                                          5,799               5,779
Obligations under capital leases, net of  current portion                                       1,362               1,445
                                                                                              -------             -------
        Total liabilities                                                                      25,092              22,967
                                                                                              -------             -------

Shareholders' equity:
  Preferred stock, $.05 par value; shares authorized
   2,000; none issued                                                                              -                   -
  Common stock, $.05 par value; 15,000 shares
   authorized; 5,463 shares issued and outstanding                                                273                 273
  Capital in excess of par value                                                               11,516              11,516
  Retained earnings                                                                            22,748              19,437
                                                                                              -------             -------
        Total shareholders' equity                                                             34,537              31,226
                                                                                              -------             -------
        Total liabilities and shareholders' equity                                            $59,629             $54,193
                                                                                              -------             -------
                                                                                              -------             -------



     See accompanying notes to condensed consolidated financial statements.

                       WESTERN BEEF, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            THIRTY-NINE WEEKS ENDED                   THIRTEEN WEEKS ENDED
                                                       SEPTEMBER 29,       SEPTEMBER 30,       SEPTEMBER 29,       SEPTEMBER 30,
                                                           1995                1994                1995                1994
                                                       -------------       -------------       -------------       -------------

Net sales                                                $219,039            $219,626             $78,407             $73,584

Cost of sales                                             166,599             168,832              59,198              56,860
                                                         --------            --------             -------             -------

Gross profit on sales                                      52,440              50,794              19,209              16,724
                                                         --------            --------             -------             -------

Operating expenses:
 Rent expense-affiliates                                    2,089               2,066                 690                 875
 Interest expense                                             586                 485                 198                 153
 Selling, general and
  administrative expenses                                  43,703              42,096              15,930              13,209
                                                         --------            --------             -------             -------

  Total operating expenses                                 46,378              44,647              16,818              14,237
                                                         --------            --------             -------             -------

Income before income taxes                                  6,062               6,147               2,391               2,487

Provision for income taxes                                  2,751               2,765               1,031               1,153
                                                         --------            --------             -------             -------

Net income                                               $  3,311            $  3,382             $ 1,360             $ 1,334
                                                         --------            --------             -------             -------
                                                         --------            --------             -------             -------

Weighted average number of
 common shares outstanding                                  5,463               5,463               5,463               5,463
                                                         --------            --------             -------             -------
                                                         --------            --------             -------             -------

Earnings per common share                                $    .61            $    .62             $   .25             $   .25
                                                         --------            --------             -------             -------
                                                         --------            --------             -------             -------



     See accompanying notes to condensed consolidated financial statements.

                       WESTERN BEEF, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                     THIRTY-NINE WEEKS ENDED
                                                                                 SEPTEMBER 29,       SEPTEMBER 30,
                                                                                     1995                1994
                                                                                 -------------       -------------

Cash flows from operating activities:
  Net income                                                                        $3,311              $3,382
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                                   1,998               2,167
     Deferred income tax benefit                                                      (253)                  -
     Provision for losses on accounts receivable                                       390                 315
     (Increase) decrease in assets:
     Accounts receivable                                                            (1,332)               (876)
       Inventories                                                                  (1,876)             (1,145)
       Prepaid expenses and other current assets                                       630               1,042
       Prepaid income taxes                                                              -                (345)
       Other assets                                                                      6                (334)
     (Decrease)increase in liabilities:
       Accounts payable                                                                902                (627)
       Accrued expenses and other liabilities                                          786               1,001
       Payroll and related taxes payable                                                 -                (279)
       Income taxes payable                                                            326                   -
                                                                                    ------              ------

               Net cash provided by operating activities                             4,888               4,301
                                                                                    ------              ------

Cash flows from investing activities:
  Capital expenditures                                                              (7,153)             (1,922)
  Low income housing investment                                                       (907)                  -
                                                                                    ------              ------
               Net cash used in investing activities                                (8,060)             (1,922)
                                                                                    ------              ------

Cash flows from financing activities:
  Net repayments under line of credit agreement                                          -                (750)
  Proceeds from issuance of long-term debt                                           1,603               3,219
  Payments on long-term debt and capital leases                                     (1,652)               (834)
  Net advances to affiliates and shareholders                                            -                (254)
                                                                                    ------              ------
               Net cash provided by (used in) financing activities                     (49)              1,381
                                                                                    ------              ------

Net increase (decrease) in cash and cash equivalents                                (3,221)              3,760
Cash and cash equivalents, beginning of period                                       4,311               1,080
                                                                                    ------              ------
Cash and cash equivalents, end of period                                            $1,090              $4,840
                                                                                    ------              ------
                                                                                    ------              ------

Cash paid during the thirty-nine weeks for:
  Interest                                                                          $  586              $  485
  Income taxes                                                                      $3,311              $3,858



     See accompanying notes to condensed consolidated financial statements.

                       WESTERN BEEF, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





(1)  BASIS OF PRESENTATION:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-nine weeks ended September 29, 1995, are not necessarily indicative of the results that may be expected for the year ending December 29, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 30, 1994.


(2)  OTHER ASSETS:

     Included in the caption "Other assets," are investments of approximately, $1,067,000 which the Company made in two limited partnerships during the year and as a result has generated qualified low income housing tax credits. These investments are accounted for under the effective yield method.


(3)  Income Taxes:

     The Company's effective tax rate for the thirty-nine weeks ended September 29, 1995, was reduced by 1.1% as a result of the utilization of low income housing tax credits of approximately $74,000. The Company has qualified low income housing tax credits of $1,855,000 which are available to reduce future regular federal income taxes for the years ending 1996 through 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Net sales for the third fiscal quarter of 1995 were $78,407,000, an increase of $4,823,000 from the comparable quarter of 1994. On a year-to-date basis, net sales were $219,039,000, a decrease of $587,000 from 1994. The two new stores which opened at the end of the second quarter had sales of $7,316,000 and $9,455,000 for the quarter and year-to-date periods, respectively. Excluding sales of the two new stores, sales declined as a result of decreases of 2.1% and 5.6% in same store sales for the quarter and year-to-date periods ended September 29, 1995, and the sale of a small wholesale produce business in the second quarter of 1995. Management's efforts of resetting stores, better advertising and merchandising are having a positive effect on slowing the decline in same store sales. For the third quarter of 1995, the decline in same store sales results primarily from the opening of our new stores. For the remainder of the year management expects same store sales, exclusive of the effect of the new stores, to remain comparable to the similar period in the prior year.

          Gross profit, as a percentage of sales, increased to 24.5% in the third fiscal quarter of 1995 from 22.7% in the same quarter of 1994. On a year-to-date basis, gross profit increased to 23.9% as compared with 23.1%, last year. The increase in gross profit is attributable to higher sales of Western Beef brand products and purchasing efficiencies.

          Operating expenses including, selling general and administrative expenses, rent expense-affiliates and interest expense, as a percentage of sales, increased to 21.5% in the third fiscal quarter of 1995 from 19.4% in the same quarter of 1994. On a year-to-date basis operating expenses including, selling, general and administrative expenses, rent expense-affiliates and interest expense, increased to 21.2% as compared with 20.3% in 1994. The selling, general and administrative cost category includes payroll, bonuses and operating costs. These increases are primarily due to 1995 store opening costs of approximately $900,000, of which $294,000 was incurred in the third quarter.

          Liquidity and  Capital Resources

          Cash flows from operations were $4,888,000 for the thirty-nine weeks ended September 29, 1995 as compared to $4,301,000 for the comparable period of 1994. The increases in accounts receivable and inventory were offset by increases in accounts payable, accrued expenses and taxes payable. The increases in inventory and accounts payable resulted from the two new stores that opened in the second quarter of 1995. Cash flow from operations plus cash on hand were sufficient to pay for capital expenditures and long-term debt requirements.

          The equipment purchased and improvements made for the two new stores, a third new store which opened on October 30, 1995 and the upgrading of the point-of-sale equipment at three existing locations accounted for the majority of capital expenditures. The Company believes that cash on hand and its $3,000,000 bank line of credit which expires on July 31, 1996, will be sufficient to meet its operational needs and to fund the remaining costs to open another new store in early 1996, on West End Avenue in Manhattan. The Company also has financial institutions that would be available to refinance new store equipment, usually over a five year period.

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





                                   WESTERN BEEF, INC.


                                   By: /s/ Robert C. Ludlow
                                   -----------------------------------
                                           Robert C. Ludlow
                                           Senior Vice-President
                                           and Chief Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)


Date:   October 31, 1995