Form 10-K
period 1995-12-29
WESTERN BEEF INC /DE/
filed 1996-03-28
CIK 81942

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended DECEMBER 29, 1995

                                         OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________________ to _____________________.

Commission File Number 0-4485

                               WESTERN BEEF, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    13-3266114
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

47-05 Metropolitan Avenue, Ridgewood, New York            11385
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (718) 417-3770

Securities  registered pursuant to Section 12 (b) of the Act: NONE

Securities registered pursuant to Section 12  (g) of the Act:

             common stock par value $.05 per share ("Common Stock")
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days     Yes   X        No
                                                      -----         -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     [  X  ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the $7.81 average of the closing bid and asked prices reported by NASDAQ/NMS on March 15, 1996 was $11,959,273.

As of March 15, 1996, the registrant had issued and outstanding 5,463,317 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following documents, or indicated portions thereof, have been incorporated herein by reference:

     (1) Specifically identified information in the registrant's definitive proxy material for its 1996 Annual Meeting of Shareholders is incorporated by reference as Part III hereof, which definitive proxy material shall be filed not later than 120 days after the registrant's fiscal year ended December 29, 1995.


          CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION
           FOR THE PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995.


     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report on Form 10-K is forward-looking, such as information relating to the timely completion of stores under renovation and construction, the recoverability of deferred taxes, the continued availability of credit lines for capital expansion, the suitability of facilities, access to suppliers and implementation of technological improvement programs. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions; delays and other hazards inherent in building and construction; competition in both the retail and wholesale markets; government and regulatory policies and certifications (in particular those relating to the United States Department of Agriculture food stamp program); the pricing and availability of the products the Company sells and distributes, including Western Beef brand products; potential delays in the implementation of the Company's technological improvement programs; and the effectiveness of such programs upon implementation.

                                     PART I

ITEM 1.   BUSINESS

GENERAL

     Western Beef, Inc., ("Western Beef" or the "Company") consists principally of a retail food business that currently operates 17 high-volume, warehouse-type supermarkets and a wholesale food business (which primarily deals in beef, pork, poultry and provisions). The supermarkets serve the New York metropolitan area, and the wholesale business operates in the New York, New Jersey and Eastern Pennsylvania markets. In 1995, 1994, and 1993 the retail supermarket business accounted for approximately 69%, 68% and 67% respectively, of net sales. See
ITEM 7, MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     To a greater extent than most chain supermarkets, the Company's retail food stores cater to the particular ethnic groups in each store's respective market by making available the brand names and packaging of food products customarily used by each ethnic group. Also differentiating Western Beef is the belief of the management of the Company ("Management") that operating costs can be reduced, where practicable, by cooling large areas of a store rather than using stand-alone freezers and refrigerated counters. Accordingly, a large portion of most of the Company's retail food stores is kept at refrigerator-like temperatures, which allows the Company to offer a high volume of fresh, perishable merchandise with less handling. The Company passes a portion of the savings through to the consumer in the form of lower prices.

     The retail and wholesale food businesses are generally characterized by low profit margins, with earnings primarily dependent on rapid inventory turnover, careful cost controls and the ability to achieve high sales volume. Since many food products, particularly produce, meat and dairy products, are subject to spoilage and become unmarketable with the passage of time, it is important to avoid overstocks and to reduce excess inventories when they occur. This is usually accomplished by promotional sales at reduced prices. It is advantageous to combine wholesale and retail businesses under common ownership because overstocks in the wholesale business can be relieved by promotional sales in commonly-owned retail stores. Commonly-owned operations can also more readily take advantage of opportunities for bargain purchases, including stocks with shorter than usual shelf life, as they become available in wholesale markets.

HISTORY

     Western Beef, Inc., (successor by merger on June 5, 1991, to Southern Blvd. Supermarkets, Inc., which was incorporated in New York on February 6, 1985) was incorporated in Delaware on June 3, 1991, pursuant to an Agreement of Combination entered into on April 1, 1989. Effective October 30, 1992, Quarex Industries, Inc., ("Quarex") (originally organized under the name Ranchers Packing Corp., in 1963) combined (the "Combination") with the food businesses of P.S.L. Food Market, Inc., ("PSL") and Southern Blvd. Supermarkets, Inc., ("Southern"), which were owned by certain members of the Castellana family who were the controlling stockholders of Quarex (the "Principal Stockholders"). The PSL/Southern food business operated six retail food stores in the New York metropolitan area similar to those operated by Quarex, one small retail food store and two small wholesale produce businesses. The Combination, accounted for in a manner similar to a "pooling of interests," was proposed in order to eliminate the purchase and sale of food products and certain other dealings, and the related conflicts of interest, between the Principal Stockholders and Quarex, and to form a stronger company. Pursuant to the combination, each share of Quarex common stock, was converted into one share of common stock in the combined company, renamed "Quarex Industries, Inc.," and the Principal Stockholders received an additional 1,400,000 shares of common stock, and the public owned approximately 28% of the combined company compared to 38% of Quarex. In January 1993, the combined company's name was changed to "Western Beef, Inc."

     The Company continues to lease retail food stores, office and warehouse facilities from affiliates of the Principal Stockholders. Pursuant to the Agreement of Combination, independent appraisals were obtained of the rentals under all then existing Company leases in which the Principal Stockholders had an interest as landlord or tenant (other than one food store lease which was fixed on a formula basis), and any necessary revisions were made effective as of January 4, 1992, so that in the aggregate, such rentals did not exceed fair market value, and the PSL/Southern leases in which the Principal Stockholders have any interest have been amended where necessary, so that the rentals thereunder do not exceed fair market value as established by independent appraisal. In addition, Management and the Principal Stockholders agreed that any future leases from such affiliates would be based on fair market value as established by independent appraisal.

FISCAL 1995 DEVELOPMENTS

     The Company opened three new retail supermarkets in 1995, bringing the total number of supermarkets open to seventeen and also began the renovation of another supermarket, its eighteenth, to be opened in April 1996, on West End Avenue in Manhattan. In addition, the Company commenced an 8,000 square foot expansion, which is expected to be completed in the third quarter of 1996, at its College Point Boulevard supermarket. During 1995 the Company replaced a significant part of its transportation fleet by the acquisition of fifteen semi-trailers, six dry trailers, seventeen tractors and four trucks.

     To pay for the aforementioned capital improvements, the Company borrowed approximately $1,000,000 in December 1995, and an additional $1,000,000 in January 1996. These borrowings will be repaid over a five year period at 7.55% interest per annum. The truck fleet additions were financed through a series of leasing programs, over seven and ten year periods.

     To pay for these and other 1996 capital additions, the Company obtained a $3,000,000 credit facility from a finance company. The Company also has, from its bank, a $3,000,000 working capital line of credit of which approximately $2,639,000 is available to fund future operating and construction programs.

     The Company continued its dedication to technological progress by expanding its new information systems department. This department is continuing to develop in-house applications to improve efficiency in all facets of the business. In 1995 a uniform check-out scanning system was completed for all of its retail supermarkets and a program to reduce the time required to prepare financial analyses was made possible by the implementation of consolidated on-line applications. The Company reduced operating overhead by streamlining the process for the transmission and summarization of employee time clock data. To control product costs and, at the same time, produce item-level buying and merchandising analyses, the Company commenced an electronic accounts payable system for its primary supplier. The Company's fleet operation was also automated to control vehicle expenses, including service and repair costs.

RETAIL OPERATIONS

     Western Beef operates 17 retail supermarkets in the New York metropolitan area under the trade name "Western Beef." Its first two stores were opened in 1973 and 1979. In the late 1980's Management decided to follow a more aggressive growth and expansion program consisting of new store acquisitions and remodelings and/or closings of smaller stores. Since that time, the Company has continued to search out suitable locations in the New York metropolitan area to open up new stores. In 1995 and 1993 the Company opened three and four stores, respectively. No stores were opened in 1994.

     For the years 1995, 1994, and 1993, the Company's retail capital expenditures were $9,027,000, $2,801,000 and $11,340,000 respectively.

     All stores are owned by separate subsidiaries of the Company, with the exception of two subsidiaries, which each have two stores, and most are free standing. All are open seven days a week, including evenings, and are high-volume operations most of which are in refrigerated, warehouse-type facilities, divided into separate areas kept at different temperatures. Non-perishable items are displayed in an area maintained at normal room temperatures. Produce, if sold by the store, is displayed either in an enclosed area maintained at approximately 50 degrees Fahrenheit, or in refrigerated cases with temperatures maintained at 37 degrees Fahrenheit where moisture content may be maintained by automatic misting equipment. Meat, both pre-packaged and large cuts which may be sliced to order on the premises, dairy and deli products are sold from separate areas maintained at 30 to 40 degrees Fahrenheit. Most of the Company's stores also contain stand-alone freezers which maintain temperatures suitable for storage of frozen foods such as ice cream, frozen vegetables and frozen entrees. The stores sell a complete line of meat, poultry, grocery, dairy, produce, delicatessen and other perishables and non-food products such as health and beauty aids and household utensils.

     Five of the Company's stores operate on-premise bakeries which prepare baked goods such as bread, rolls, bagels and pastries from basic ingredients. One of these stores supplies two other stores with fresh baked goods. It is anticipated that as capacity permits these baked goods will be introduced into all of the Company's stores. Most stores also operate delicatessen departments which cut to order the various cheeses and processed meats displayed.

     The Company promotes its "Western Beef" retail food stores in store circulars and in local newspapers, generally at least once a week, in advertisements designed by Company personnel, and on local radio stations and smaller cable television networks in both the English and Spanish languages.

     The Company's 17 retail supermarkets currently open range in size from 9,000 square feet to 83,000 square feet, with an average of 29,000 square feet per store. They are supported by Company warehouses totalling 165,000 square feet. Approximately 71% of the Company's retail purchases are derived from the Company's warehouses; the remaining purchases are delivered directly to the stores from manufacturers or wholesalers. The largest outside supplier to the Company is White Rose Food ("White Rose") whose president is a member of the Company's board of directors. In 1995 White Rose accounted for approximately 14% of the Company's retail purchases. No other supplier accounts for a material percentage of the Company's purchases. The Company believes that the loss of White Rose as a supplier would not have a long term adverse effect on the Company's performance since the Company has access to several other similar suppliers.

     During 1995 the Company increased the number and diversity of the products marketed under the Western Beef brand label. These products, which are purchased from national and local food manufacturers accounted for 7.4% of the Company's retail purchases in 1995 as compared with 1% of retail purchases in 1994. Western Beef brand products are generally well accepted by the Company's retail customers and more Western Beef brand products will continue to be introduced. In general, Western Beef brand products, which are priced 20% to 50% lower than the comparable national brand products, generate higher gross profit margins than brand name merchandise.

WHOLESALE OPERATIONS

     The Company also conducts a wholesale food business. It purchases beef, pork, poultry and provisions directly from major slaughterhouses, meat and poultry processors and other suppliers on a daily basis to ensure a supply of fresh products and to be responsive to customer needs. The Company also warehouses and distributes grocery, produce, dairy and frozen food products to its own retail food stores.

     The Company distributes these products from its warehouses in Ridgewood, New York, which operate 24 hours per day. Inventory is turned over on average, more than once per week; however, notwithstanding such turnover, the wholesale business requires large amounts of working capital for financing inventory and accounts receivable.

     To facilitate its wholesale business and retail distribution, the Company (through a subsidiary) owns and operates a fleet of tractors, trailers and trucks, most of which are refrigerated. Although at various times since 1989 the Company transported on a limited basis food products for others, substantially all trucking operations now are conducted for the Company's internal operations.

COMPETITION

     The wholesale and retail segments of the food industry throughout the marketing areas served by the Company are competitive. These businesses are generally characterized by low profit margins, with earnings primarily dependent on rapid inventory turnover, careful cost controls and the ability to achieve high sales volume.

     Competition manifests itself in virtually every aspect of the retail food business, including pricing, advertising and promotion, store size, location and attractiveness, hours of operation, product selection and quality, employee friendliness, service and parking facilities. Although Management believes the Company's retail stores price their products very competitively, such pricing has been made possible principally because of the low overhead realized by presenting the food in a no-frills, warehouse type, bulk display setting, in most of its stores without the typical shelving, lighting, decor and other amenities offered by most supermarkets. In the past the Company's retail food business has grown by opening food stores in locations in metropolitan New York City areas where its stores were larger than existing independent supermarkets and convenience food stores and where there had been a limited presence of national or regional chain supermarkets. The Company has experienced competition from larger supermarket chains, some of which have greater resources than the Company, as well as with other independent operators. Such competitors have and are likely to continue expanding by opening retail food stores within the Company's markets. Although Management believes it will be able to continue to compete on the basis of quality, price and reputation, there can be no assurance that it will be able to maintain or or improve its competitive position.

     Wholesale competition is based principally on price, quality and service, including the extension of favorable credit terms. Financially stronger wholesale competitors may be better suited to take advantage of distressed, "bargain" price opportunities which arise during periods of oversupply and to finance the cost of carrying large inventories and receivables during periods of market weakness. The wholesale division competes with several other companies on the wholesale level, some of which are larger than the Company and may have greater resources. There are adequate supplies and multiple sources of the products which the Company distributes and sells. However, there is a trend toward concentration in the industry with many small suppliers being acquired by larger concerns, which has made it more difficult to obtain product at advantageous prices.

GOVERNMENT REGULATION

     The food business is subject to, and affected by, substantial and complex federal, state and local laws and regulations that apply to the sale of food at both the wholesale and retail level, and it is required to obtain certain federal, state and local permits and/or licenses for accepting United States Department of Agriculture ("USDA") food stamps, and WIC (Women, Infants and Children) checks (assistance checks which can only be used to purchase certain dairy and grocery items) operating a bakery, processing meat, selling fresh and frozen produce and selling beer and wine coolers, and otherwise in order to conduct business. In addition, such regulation includes unannounced inspections by government officials investigating sanitary conditions, weights, measures and other matters. The Company believes it currently holds all licenses and permits required to conduct its business and in all material respects is in compliance with applicable regulations. For fiscal 1995, 1994 and 1993, respectively, food stamp sales accounted for approximately 25%, 24% and 24% of the Company's retail sales. There would be a material adverse effect on the Company in the event it were to suffer the loss of its USDA permits to accept food stamps or if the Government was to reduce or eliminate the food stamp program.

EMPLOYEES

     As of March 12, 1996, the Company's retail business employed approximately 1,700 people and its wholesale business employed approximately 100 people. There are no collective bargaining agreements covering any employees, and labor relations are considered to be satisfactory.

SEASONALITY

     No material portion of the Company's business is affected by seasonal fluctuations, except that sales are generally strongest around the holidays, particularly the Fourth of July and Easter Sunday.

ENVIRONMENTAL LAWS

     Compliance with federal, state and local laws enacted for the protection of the environment has no material effect on the Company, nor does the Company anticipate any material adverse effects in the future based on the nature of the business or the passage of new laws.

DEPENDENCE ON MAJOR CUSTOMERS

     The business of the Company is not dependent on a single or a few customers.

ORDER BACKLOG

     The Company does not have any backlog of orders.

RESEARCH AND DEVELOPMENT ACTIVITY

     The Company has not expended material amounts on research and development activities.

GOVERNMENT CONTRACTS

     Other than licenses to accept USDA food stamps and WIC checks (see "Government Regulation") the Company does not have any material contracts or sub-contracts with any governmental agency.

ITEM 2.   PROPERTIES-GENERAL

     The buildings utilized by the Company were constructed at various dates between 1918 and 1993. The warehouse facilities are considered to be in good condition. The Company's retail facilities have been opened or modernized in recent years and are also considered to be in good condition. The Company believes, to the best of its knowledge, that all its physical facilities both owned and leased, are suitable and adequate for their intended uses and purposes.

PROPERTY-RETAIL

     As of December 29, 1995, the Company owned three and leased fourteen of its open supermarkets. Eight of the leased supermarkets are rented from non-affiliated real estate developers and the other six are leased from entities owned by the Principal Stockholders (see "Item 1 BUSINESS HISTORY"). (The Company has also entered into a lease with a non-affiliated entity for the new supermarket in Manhattan, expected to open in April, 1996.) The Company's supermarkets are leased for terms which may include options of up to 40 years under leases which generally require the Company to pay for all real estate taxes, repairs and insurance. The average remaining life, including renewal options, on supermarkets leased from non-affiliates and from Principal Stockholders is 25 and 13 years, respectively.

     The Company owns undeveloped land adjacent to its College Point store subject to a $1,000,000 mortgage due October 2003, at 9% interest payable in monthly installments of approximately $13,000. The Company is currently constructing, on this site, an 8,000 square foot expansion to its retail store and enlarging its parking facilities. This expansion is expected to be completed in the third quarter of 1996.

     The Company leases approximately 78,000 and 15,000 square feet of warehouse storage space for its grocery and produce distribution warehouses, respectively, and an additional 20,000 square feet of office, storage and cooler space in Ridgewood, New York, from entities owned by the Principal Stockholders.

PROPERTY-WHOLESALE

     Under a lease purchase agreement the Company occupies a two-story warehouse building located in Ridgewood, New York, of approximately 178,000 square feet with an adjacent parking area, requiring annual base rental payments of approximately $251,000 per year with the final payment scheduled for August 2004, plus taxes, utilities and all other operating costs. The Company utilizes approximately 45,000 square feet for its wholesale operations and 133,000 square feet for its retail operations.

ITEM 3.   LEGAL PROCEEDINGS

     In 1995 the Company was subject to the following action:

     In BOCK V. THE QUAREX CO. commenced in April 1991, in New York Supreme Court, Putnam County, plaintiffs sought to prevent a scheduled foreclosure of certain collateral held by the Company as security for its loan to one of the plaintiffs in the original principal amount of $85,000 of which approximately $65,000 was outstanding. Thereafter, in a complaint served in March 1992, plaintiffs interposed three causes of action on behalf of themselves and a previously unnamed plaintiff, C.B. Foods, Inc., which was owned by the plaintiffs and was a customer of the Company's wholesale business, seeking (1) a declaration that the loan had been repaid; (2) compensatory damages of $30,000,000 and exemplary damages of $10,000,000 for fraud allegedly committed by the Company, and (3) compensatory damages of $2,000,000 and exemplary damages of $10,000,000 for abuse of process allegedly committed by the Company. In its answer, the Company denied liability and all material allegations of the complaint. Following a motion by the Company, the court ordered plaintiffs' third cause of action for abuse of process, dismissed, for failure to state a claim and ordered all claims of C.B. Foods, Inc., struck from the complaint on the ground that it was not a party to the action. Plaintiffs have appealed the court's order. By order made on the record on January 19,1994, the court dismissed the complaint for plaintiff's disobedience of prior court orders and their failure to prosecute their claims. Plaintiffs have moved to modify the January 19, 1994 order. If they are not successful, an appeal is anticipated which the Company would vigorously defend. The Company believes the resolution of this matter will not adversely affect its financial position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The Company's Common Stock is traded over-the-counter in the NASDAQ National Market System ("NASDAQ") under the symbol "BEEF".

     The range of the high and low bid prices per share of the Common Stock during the last two fiscal years, listed under the name Western Beef, Inc. as reported by NASDAQ, is set forth below:


                                                    HIGH             LOW
                                                    ----             ---
        FISCAL 1995

        1st     Quarter                              7 1/4           6
        2nd     Quarter                              6 3/4           5 1/4
        3rd     Quarter                              6 3/4           5 3/4
        4th     Quarter                              6 5/8           4 3/8

        FISCAL 1994

        1st     Quarter                             11 1/8           8 1/4
        2nd     Quarter                              9               5 1/4
        3rd     Quarter                              7 1/2           5 7/8
        4th     Quarter                              8               5 3/4

     As of March 15, 1996, there were 361 holders of record of the Company's Common Stock whose closing bid price on NASDAQ was $7.50 per share.

     The Company has never paid cash dividends on its Common Stock. Payment of dividends, if any, will be within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company. At the present time, the Company's anticipated capital requirements are such that it intends to follow a policy of retaining earnings, if any, in order to finance the development of its business.

ITEM 6.   SELECTED FINANCIAL DATA

     The following data, which is provided for comparative purposes only, reflects the pro forma adjustments which give effect to the October 30, 1992 combination of Quarex Industries, Inc., and the PSL/Southern food business as if it had occurred in fiscal 1991. Such data does not purport to be indicative either of the results which actually would have been obtained if the Combination had been effected in that year or of the results which may be obtained in the future.


                                               WESTERN BEEF, INC. PRO FORMA
                                                  SELECTED FINANCIAL DATA
                                            (In Thousands Except Per Share Data)

                                                                                      YEARS ENDED
------------------------------------------------------------------------------------------------------------------------------
                                                       December 29,   December 30,   December 31,    January 1,     January 3,
                                                           1995           1994           1993           1993           1992
------------------------------------------------------------------------------------------------------------------------------

Net sales                                                $301,387       $291,886       $274,107       $297,777       $269,986

Net income                                               $  4,934       $  4,773       $  4,422       $  4,309       $  3,835

Net income per share of common stock(1)                  $    .90       $    .87       $    .81       $    .79       $    .70

Total assets                                             $ 63,313       $ 54,731       $ 48,530       $ 37,033       $ 35,966

Long-term obligations                                    $  7,691       $  7,224       $  5,614       $  1,789       $  1,752


---------------

                (1) Adjusted to reflect 10% stock split in January 1993.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read in conjunction with the Company's financial statements and the related notes included herein.

RESULTS OF OPERATIONS

FISCAL 1995 COMPARED TO FISCAL 1994

     For the year ended December 29, 1995, the Company achieved net income of $4,934,000 or $.90 per share on net sales of $301,387,000 as compared to 1994 net income of $4,773,000 or $.87 per share on net sales of $291,886,000.

     The 3.25% increase in net sales in 1995 over 1994 resulted mainly from the opening in 1995 of the three new retail outlets, which raised overall retail sales as a percentage of total sales to 69% compared to 68% in 1994.

     Gross profits for 1995 and 1994 were 24.0% and 23.5%, respectively. The retail segment contributed 89% of the gross profit for both years.

     Selling, general and administrative expenses expressed as a percentage of sales increased to 20.2% in 1995 from 19.6% in 1994. Included in 1995 costs were approximately $1.2 million of store opening costs related to the three new stores opened in 1995. No new stores were opened in 1994.

RETAIL SEGMENT

     Sales increased 4.7% due to the opening of the three new stores in 1995. Same store sales were down 4.39% for the year. To combat the decline in same store sales, which had been trending downward for the past two years, the Company, in the second quarter of 1995, began a program of resetting stores and improving advertising and merchandising. For stores open more than one year, this program has resulted in sales for the fourth quarter of 1995 which were approximately equal to the sales for such stores in the fourth quarter of 1994 and sales for the first eleven weeks of 1996, which were 1.57% above the sales for such stores for the same period of 1995. Gross profits for 1995 and 1994 were 30.8% and 30.7%, respectively. Income from operations for the retail segment increased 3% to $7,781,000 in 1995 from $7,661,000 in 1994.

     The retail division expects competition from major chains as the Company expands and continues to open new retail supermarkets. Several of the Company's retail stores have been impacted by this competition; however, the Company believes that its ability to serve its customers with quality merchandise at the lowest price will allow it to stay profitable and maintain a significant part of its market share.

     The Company will open another supermarket, its eighteenth, in April 1996, and is enlarging an existing store, the completion of which is scheduled for the third quarter of 1996. The Company is also actively seeking more sites for possible openings of new stores in late 1996.

WHOLESALE SEGMENT

     Although 1995 sales of $92,961,000 were basically unchanged from 1994 sales of $92,802,000 gross profit increased to 8.9% from 8.1% in 1994. Income from operations increased 24.1% to $1,108,000 from $893,000 in 1994.

     The wholesale division continued to have competition in its market area in 1995 compared with 1994. The increase in gross profits resulted from the continuing consolidation in the market place. The wholesale division is striving to expand its customer base as smaller competitors cease operations. Through March 3, 1996, wholesale sales were 15.5% higher than the comparable period in 1995.

GENERAL

     Both the retail and wholesale segments continue to improve their operating efficiencies through automation. In 1996, the Company is committed to roll-out an integrated data and voice network connecting its main office and distribution centers with all of its stores. Retail operations planned on the network include installation of wireless hand terminals. Receiving, inventory and computer assisted ordering ("CAO") will be implemented via these hand-held terminals. Shelf tags and signs will be produced at store level. The Company will analyze and control voice passage by centralizing its voice network. The Company has also purchased and installed an Electronic Data Interchange ("EDI") application to enhance communication with its trading partners. EDI applications planned include purchasing, shipping and receiving functions. Other projects scheduled include the use of hand-held terminals for wireless receiving and shipping in the Company's wholesale distribution centers.


     Both the wholesale and retail divisions have been re-engineering their operations to improve labor efficiencies and reduce overhead costs. Many of the efficiency plans went into effect during the third and fourth quarters of fiscal 1994 and continued into the first and second quarters of 1995. The Company did not increase its "back office" support staff with the opening of the three new retail outlets in 1995.

INCOME TAXES

     There was no material change in the effective tax rate for 1995 as compared to 1994.

     The deferred tax asset on the Company's Balance Sheet results from temporary differences that accelerated the reporting of taxable income for income tax purposes. These temporary differences will reverse themselves in future periods and Management believes it will recover the entire amount. The deferred tax liability is a result of temporary differences in reporting depreciation expense for income tax and financial reporting purposes.

     The Company's investment in low income housing credits reduced the effective tax rate approximately 1.6% in 1995. This investment in low income housing credits was made to offset the loss of the targeted jobs credit, which expired at the end of 1994.

RECENT ACCOUNTING STANDARDS

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No.121"). SFAS No. 121 requires, among other things, impairment loss of assets to be held and gains or losses from assets that are expected to be disposed of be included as a component of income from continuing operations before taxes on income. The Company will adopt SFAS No.121 in fiscal 1996 and its implementation is not expected to have a material effect on the consolidated financial statements.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.123. "Accounting for Stock-Based Compensation" ("SFAS No.123"). SFAS No.123 encourages entities to adopt the fair value method in place of the provisions of Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees" ("APB No.25"), for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. The Company does not anticipate adopting the fair value method encouraged by SFAS No.123 and will continue to account for such transactions in accordance with APB No. 25.

FISCAL 1994 COMPARED TO FISCAL 1993

     For the year ended December 30, 1994, the Company achieved net income of $4,773,000 or $.87 per share on net sales of $291,886,000 as compared to 1993 net income of $4,422,000 or $.81 per share, on net sales of $274,107,000.

     Net sales increased 6.5% in 1994 compared to 1993, resulting from a full year's operation of the four new stores that opened in 1993. Retail sales expressed as a percentage of total sales increased to 68% in 1994 from 67% in 1993.

     Gross profits for 1994 and 1993 were 23.5% and 22.8% respectively. The retail segment contributed 89% of 1994 gross profit compared to 79% in the prior year.

     Selling, general and administrative expenses expressed as a percentage of sales increased to 19.6% in 1994 from 19.3% in the prior year. The selling, general and administrative cost category includes payroll, bonuses and operating costs. The ratio of such costs to retail sales is higher than is the ratio of such costs to wholesale sales. The 1994 increase in retail sales, therefore brings with it a corresponding increase in selling, general and administrative expenses, which included an increase in bonuses to executive officers of approximately $315,000.

RETAIL SEGMENT

     Sales increased 7.7% in 1994, due to a full year's operation of the stores that opened in 1993. Same store sales for 1994 decreased 8.5% from 1993 levels due to increased competition at several locations. Gross profit for the retail segment for 1994 was 30.7%. This amount represents a change in the classification of gross profits arising from sales made by the Company's warehouses to Company-owned supermarkets as retail gross profits. Had the Company reclassified 1993 sales in the same manner as 1994 sales, the gross profit for 1993 would have been 29%. The higher amount in 1994 is due to sales of Western Beef brand products and purchasing efficiencies. Income from operations for the retail segment increased 17.5% to $7,551,000 from $6,429,000 in 1993.

     The retail division faced increased competition in 1994 compared with 1993 from major supermarket chains. Some of these chains have reported that they have saturated the suburban market place and were looking to the inner cities as an untapped source of growth. Several of the Company's stores were impacted by this new competition; however, the Company's ability to serve its customers with quality merchandise at the lowest price allowed it to stay profitable and maintain a significant portion of its market share.

WHOLESALE SEGMENT

     Sales were up 4% principally due to the acquisition of the business of a former customer in July 1994, with a resultant increase in sales of $200,000 per month. Gross profits increased in 1994 to 8.1% from 7.9% in 1993. Income from operations increased 30.6% to $893,000 from $684,000 in 1993.

     The wholesale division continued to have competition in its market area in 1994 as compared with 1993. The trend continued toward consolidation in the region and many of its smaller competitors found it difficult to remain in business. As a result, gross profits have been rising along with increases in sales.

GENERAL

     Interest expense increased due to the new equipment loan, the proceeds of which were used to build and equip the new retail outlets.

INCOME TAXES

     There was no material change in the effective tax rate for 1994, as compared with 1993.

     The deferred income tax asset results from temporary differences that accelerated the reporting of taxable income for income tax purposes. These temporary differences will reverse themselves in future periods and Management believes it will recover the entire amount.

     The Company benefited from the Federal Targeted Jobs Credit Program for several years, including 1994. This program expired at the end of 1994.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flow from operations was $7,417,000 for the year ended December 29, 1995. Utilizing this cash flow and monies borrowed in 1994 and 1995, the Company spent $9,451,000 in 1995, predominately on capital improvements and equipment for the three new stores, remodeling an existing retail unit and upgrading the retail stores' scanning systems. The Company also repaid a long-term debt of $1,931,000 in 1995.

     In December 1995, the Company refinanced certain equipment purchased in 1995 costing approximately $1,000,000. These funds, along with an additional $1,000,000 borrowed in January 1996, are being used to renovate the new Manhattan supermarket, which is expected to open in April 1996, and to enlarge an existing supermarket, the completion of which is expected in the third quarter of 1996.

     The Company has available from its bank a $3,000,000 working capital line of credit which expires in July, 1996. At December 29, 1996, the Company utilized approximately $361,000 for letters of credit to collateralize insurance programs. The remaining balance of approximately $2,639,000 is available for use by the Company. The Company also has several financial institutions, one of which has issued a $3,000,000 credit facility, who would be available to finance new store equipment, usually over a five year period.

     The Company presently owns or leases transportation equipment for distribution to its retail outlets and delivery to its wholesale customers. In 1995 the Company overhauled a significant portion of its transportation equipment by entering into 7 and 10 year leasing arrangements. The impact of the new fleet is to increase costs by approximately $200,000 per year.

     In 1996, the Company plans to utilize most of its available cash flow to fund capital expenditures for renovating existing stores and for opening new retail outlets. The available cash flow from the wholesale segment will be used to expand its customer base which will result in higher levels of inventory and accounts receivable. There are no restrictions on the transfer of assets between segments and the Company intends to let each segment develop its own growth.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See ITEM 14, EXHIBITS, FINANCIAL STATEMENT SCHEDULES, and REPORTS on
FORM 8K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     All items under this section are incorporated by reference to the Company's proxy statement that will be filed no later than 120 days after the Company's fiscal year-end.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

The following documents are being filed as a part of this report:

     (a)  1.   Financial Statements

          2.   Financial Statement Schedule

     All other schedules are omitted since the required information is either not required or not present.

          3.   Exhibits

                (3)(a)   Certificate of Incorporation of the Company, as amended
                         (1)

                   (b) Certificate of Amendment to the Certificate of Incorporation of the Company, dated January 13, 1993
                         (3)

                   (c)   By-Laws of the Company (2)

               (10)(a)   Agreement of Combination (2)

                   (b)   Agreement of Merger (1)

                   (c)   Certificate of Merger (1)

               (21)      Subsidiaries

               (23)      Consent of BDO Seidman, LLP

               (27)      Financial Data Schedule
               ---------------
               (1) Incorporated by reference to the Form 8-K Current Report filed November 13, 1992 (the "8-K").

               (2)       Incorporated by reference to Form S-4 File No. 33-44494

               (3) Filed with the Annual Report on Form 10-K for the Fiscal Year 1992



     (b) No reports on Form 8-K have been filed during the last quarter of the fiscal year covered by this report on Form 10-K.

     (c)  See Item 14(a)3, above

     (d)  Not applicable

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                        WESTERN BEEF, INC.

                                        By:/s/Peter Castellana, Jr., President
                                        --------------------------------------
                                             Peter Castellana, Jr., President


Date:     March 28, 1996

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

      SIGNATURE                        TITLE                      DATE

/s/Peter Castellana, Jr.        Principal Executive           March 28, 1996
------------------------        Officer and Director
Peter Castellana, Jr.

/s/Robert C. Ludlow             Principal Financial           March 28, 1996
------------------------        and Accounting Officer
Robert C. Ludlow

/s/Frank Castellana             Chairman of the Board         March 28, 1996
------------------------
Frank Castellana

/s/Joseph Castellana            Vice-Chairman of the          March 28, 1996
------------------------        Board
Joseph Castellana

/s/Stephen R. Bokser            Director                      March 28, 1996
------------------------
Stephen R. Bokser

/s/Arnold B. Becker             Director                      March 28, 1996
------------------------
Arnold B. Becker

/s/Daniel M. Healy              Director                      March 28, 1996
------------------------
Daniel M. Healy

                               WESTERN BEEF, INC.
                                AND SUBSIDIARIES


--------------------------------------------------------------------------------
                                               CONSOLIDATED FINANCIAL STATEMENTS

                                YEARS ENDED DECEMBER 29, 1995, DECEMBER 30, 1994
                                                           AND DECEMBER 31, 1993

                                                              WESTERN BEEF, INC.
                                                                AND SUBSIDIARIES

                                                                        CONTENTS
--------------------------------------------------------------------------------


REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS               F-3 - F-4

CONSOLIDATED FINANCIAL STATEMENTS:
     Balance sheets                                                     F-5
     Statements of income                                               F-6
     Statements of shareholders' equity                                 F-7
     Statements of cash flows                                     F-8 - F-9
     Notes to consolidated financial statements                 F-10 - F-26

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                     F-27

SUPPLEMENTARY FINANCIAL DATA:
     Schedule II - Valuation and qualifying accounts                   F-28




Supplementary financial data, other than listed above, has been omitted because it is not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders and Directors
Western Beef, Inc.

We have audited the accompanying consolidated balance sheets of Western Beef, Inc. and Subsidiaries as of December 29, 1995 and December 30, 1994, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Beef, Inc. and Subsidiaries as of December 29, 1995 and December 30, 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


               BDO Seidman, LLP



New York, New York
February 29, 1996

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Directors
Western Beef, Inc. and subsidiaries


We have audited the accompanying consolidated statements of income, shareholders' equity, and cash flows of Western Beef, Inc. for the fiscal year ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows for Western Beef Inc. for the year ended December 31, 1993, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule on page F-28 is presented for purposes of complying with the Securities and Exchange Commission rules and is not a required part of the basic consolidated financial statements. This schedule for the year ended December 31, 1993, has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the consolidated basic financial statements taken as a whole.


Borek, Stockel & Marden
Certified Public Accounts, P.C


Port Chester, New York
March 16, 1994

                                                            WESTERN BEEF, INC.
                                                              AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS
                                                (IN THOUSANDS, EXCEPT PAR VALUE)
--------------------------------------------------------------------------------


                                                                                             DECEMBER 29,        DECEMBER 30,
                                                                                                1995                1994
------------------------------------------------------------------------------------------------------------------------------

ASSETS
CURRENT:
  Cash and cash equivalents                                                                       $ 2,431             $ 4,311
  Accounts receivable, net of allowance for doubtful accounts of $326 and $142                      8,754               6,907
  Inventories                                                                                      15,959              13,339
  Prepaid expenses and other current assets                                                         2,020               3,104
  Deferred income taxes                                                                               702                 907
------------------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                                         29,866              28,568
PROPERTY, PLANT AND EQUIPMENT, NET                                                                 31,733              25,276
OTHER ASSETS                                                                                        1,714                 887
------------------------------------------------------------------------------------------------------------------------------
                                                                                                  $63,313             $54,731
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT:
  Current portion of long-term debt                                                               $ 1,997             $ 1,563
  Current portion of obligations under capital leases                                                 193                 101
  Accounts payable                                                                                 13,134              12,597
  Accrued expenses and other liabilities                                                            3,190               1,482
------------------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                                                    18,514              15,743
DEFERRED INCOME TAXES PAYABLE                                                                       1,249                 538
LONG-TERM DEBT, NET OF CURRENT PORTION                                                              6,280               5,779
OBLIGATIONS UNDER CAPITAL LEASES, NET OF CURRENT PORTION                                            1,411               1,445
------------------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                                                                            27,454              23,505
------------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTES 8 AND 9)
SHAREHOLDERS' EQUITY:
  Preferred stock, $.05 par value - shares authorized 2,000; none issued                                -                   -
  Common stock, $.05 par value - shares authorized 15,000; issued and outstanding 5,463               273                 273
  Capital in excess of par value                                                                   11,379              11,516
  Retained earnings                                                                                24,371              19,437
  Deferred compensation                                                                              (164)                  -
------------------------------------------------------------------------------------------------------------------------------
      TOTAL SHAREHOLDERS' EQUITY                                                                   35,859              31,226
------------------------------------------------------------------------------------------------------------------------------
                                                                                                  $63,313             $54,731
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------


                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                            WESTERN BEEF, INC.
                                                              AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF INCOME
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


YEAR ENDED                                                         DECEMBER 29, 1995    December 30, 1994   December 31, 1993
------------------------------------------------------------------------------------------------------------------------------------
NET SALES                                                               $301,387            $291,886            $274,107
COST OF SALES                                                            228,923             223,382             211,583
------------------------------------------------------------------------------------------------------------------------------------
     GROSS PROFIT ON SALES                                                72,464              68,504              62,524
------------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
  Rent expense - affiliates                                                2,772               2,783               2,383
  Selling, general and administrative expenses                            60,803              57,277              53,028
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL OPERATING EXPENSES                                             63,575              60,060              55,411
------------------------------------------------------------------------------------------------------------------------------------
     INCOME FROM OPERATIONS                                                8,889               8,444               7,113
------------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
  Rental income, net of expenses                                             681                 592                 414
  Interest income                                                            142                  92                  95
  Other income                                                               133                 278                 729
  Interest expense                                                          (775)               (708)               (417)
  Loss on disposal of fixed assets                                           (19)                  -                 (41)
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL OTHER INCOME                                                      162                 254                 780
------------------------------------------------------------------------------------------------------------------------------------
     INCOME BEFORE PROVISION FOR INCOME TAXES                              9,051               8,698               7,893
PROVISION FOR INCOME TAXES                                                 4,117               3,925               3,471
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                              $  4,934            $  4,773            $  4,422
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE                                             $    .90            $    .87            $    .81
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
  EQUIVALENTS OUTSTANDING                                                  5,466               5,463               5,463
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

                   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                            WESTERN BEEF, INC.
                                                              AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                  (IN THOUSANDS)
--------------------------------------------------------------------------------


                                        Common stock                   Capital in
                                 ----------------------------           excess of            Retained              Deferred
                                  Shares              Amount            par value            earnings            compensation
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1994           5,463                $273             $11,516             $10,528               $   -
Net income for 1993                    -                   -                   -               4,422                   -
Other                                  -                   -                   -                (286)                  -
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1993         5,463                 273              11,516              14,664                   -
Net income for 1994                    -                   -                   -               4,773                   -
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 30, 1994         5,463                 273              11,516              19,437                   -
Net income for 1995                    -                   -                   -               4,934                   -
Other                                  -                   -                (305)                  -                   -
Granting of below-market options       -                   -                 168                   -                (168)
Amortization of deferred
compensation                           -                   -                   -                   -                   4
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 29, 1995         5,463                $273             $11,379             $24,371               $(164)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                            WESTERN BEEF, INC.
                                                              AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  (IN THOUSANDS)
--------------------------------------------------------------------------------


                                                             DECEMBER 29,        December 30,        December 31,
YEAR ENDED                                                       1995                1994                1993
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                    $4,934              $4,773              $4,422

  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                             2,747               2,641               2,289
       Provision for losses on accounts receivable                 539                 419                 474
       Deferred income taxes                                       916                 785                   -
       Loss on disposal of fixed assets                             19                   -                  41
       (Increase) decrease in assets:
          Accounts receivable                                   (2,386)               (652)                411
          Inventories                                           (2,620)             (1,348)             (1,534)
          Prepaid income taxes                                       -                   -                (777)
          Prepaid expenses and other current assets                780              (1,166)               (504)
          Other assets                                             240                 172                (315)
       (Decrease) increase in liabilities:
          Accounts payable                                         537                (149)              4,054
          Accrued expenses and other liabilities                 1,711                (404)               (690)
          Income taxes payable                                       -                   -                (513)
------------------------------------------------------------------------------------------------------------------------------------
             NET CASH PROVIDED BY OPERATING
               ACTIVITIES                                        7,417               5,071               7,358
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                          (9,304)             (3,229)            (11,580)
  Investment in low-income housing credits                      (1,067)                  -                   -
  Proceeds from sale of property, plant and equipment              228                   -                   -
------------------------------------------------------------------------------------------------------------------------------------
             NET CASH USED IN INVESTING ACTIVITIES             (10,143)             (3,229)            (11,580)
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                            WESTERN BEEF, INC.
                                                              AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  (IN THOUSANDS)
                                                                     (CONTINUED)
--------------------------------------------------------------------------------


                                                                        DECEMBER 29,         DECEMBER 30,        DECEMBER 31,
YEAR ENDED                                                                  1993                 1995                1994
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net borrowings (repayments) under line of credit
   agreement                                                              $    -              $ (750)             $  150
  Proceeds on issuance of long-term debt                                   2,777               3,355               5,511
  Payments on long-term debt and capital leases                           (1,931)             (1,165)               (779)
  Advances to affiliates and shareholders                                      -                 (51)               (372)
  Repurchase of stock options                                                  -                   -                (286)
------------------------------------------------------------------------------------------------------------------------------------
     NET CASH PROVIDED BY FINANCING
      ACTIVITIES                                                             846               1,389               4,224
------------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                              (1,880)              3,231                   2
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               4,311               1,080               1,078
------------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                    $2,431              $4,311              $1,080
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
CASH PAID DURING THE YEAR FOR:

  Interest                                                                $  775              $  708              $  417
  Income taxes                                                             2,741               3,442               4,760
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
NONCASH FINANCING ACTIVITY:

  In 1995, the Company incurred a capital lease
   obligation of $147,000.
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                            WESTERN BEEF, INC.
                                                              AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   SUMMARY OF               DESCRIPTION OF BUSINESS
     SIGNIFICANT
     ACCOUNTING POLICIES      Through its wholly-owned subsidiaries, Western
                              Beef,Inc. (the "Company") operates high-volume, warehouse-type, retail food stores and a wholesale meat and poultry business. The retail stores serve the New York/New Jersey metropolitan area and the wholesale business operates principally in the New
                              York, New Jersey, and Eastern Pennsylvania markets.

                              REVENUE RECOGNITION

                              The Company operates seventeen retail food stores, where revenue is recorded at the time the sale is made. (During 1994 and 1993, the Company operated fourteen retail stores.)

                              The Company also sells poultry, beef, pork and provisions through its wholesale operations to supermarket chains, retailers and other distributors. Revenue from the sale of these products are recorded at the time the products are shipped.

                              PRINCIPLES OF CONSOLIDATION

                              The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

                              FISCAL YEAR

                              The Company uses a 52-53 week fiscal year, with the year ending on the Friday closest to December 31. The fiscal years ended December 29, 1995, December 30, 1994 and December 31, 1993 are referred to as 1995, 1994 and 1993, respectively, throughout the financial statements. All years presented include 52 weeks.

                                                            WESTERN BEEF, INC.
                                                              AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                              INVENTORIES

                              Inventories, consisting of meats, poultry and other food products held for resale, are stated at the lower of cost (first-in, first-out method) or market.

                              PROPERTY, PLANT AND EQUIPMENT

                              Property, plant and equipment are recorded at cost. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets. The building under capital lease and leasehold improvements are being amortized over their useful lives. Repairs and maintenance are charged to operations. Renewals and improvements are capitalized. At the time property, plant and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the accounts, and any gain or loss is reflected in operations.

                              INCOME TAXES

                              The Company adopted Statement of Financial
                              Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", during the year ended December 31, 1993. The cumulative effect of adopting
                              SFAS 109 on prior years' retained earnings was not significant. Additionally, the effect of adopting SFAS 109 on net income for the year ended December 31, 1993 was not significant.

                              Deferred income taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes. The deferred income taxes represent the future tax return consequences of those differences which will either be taxable or deductible when the assets and liabilities are recovered or settled.

                              EARNINGS PER COMMON SHARE

                              Earnings per common share are computed on the basis of the weighted average number of common shares outstanding during the year and the dilutive effect of the assumed exercise of stock options.

                                                            WESTERN BEEF, INC.
                                                              AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                              CASH EQUIVALENTS

                              Cash equivalents include all highly liquid debt instruments with an original maturity of three months or less. Cash equivalents consist primarily of money market accounts.

                              CONCENTRATION OF CREDIT RISK

                              Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and trade accounts receivable.

                              The Company maintains some of its cash balances in accounts which exceed federally insured limits. It has not experienced any losses to date resulting from this policy.

                              The Company sells primarily to retail customers and wholesale food businesses, located in the New York metropolitan area. Although the Company is directly affected by the well-being of the food industry, management does not believe significant credit risk exists.

                              STORE OPENING COSTS

                              All costs associated with the opening of new stores are expensed as incurred.

                              USE OF ESTIMATES

                              The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                                            WESTERN BEEF, INC.
                                                              AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                              RECENT ACCOUNTING STANDARDS

                              In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121 requires, among other things, impairment loss of assets to be held and gains or losses from assets that are expected to be disposed of be included as a component of income from continuing operations before taxes on income. The Company will adopt SFAS No. 121 in fiscal 1996 and its implementation is not expected to have a material effect on the consolidated financial statements.

                              In October 1995, the Financial Accounting
                              Standards Board Issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 encourages entities to adopt the fair value method in place of the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. The Company does not anticipate adopting the fair value method encouraged by SFAS No. 123 and will continue to account for such transactions in accordance with APB No. 25.

                              RECLASSIFICATIONS

                              Certain reclassifications were made to the prior year amounts to conform to the current year's presentation.

                                                            WESTERN BEEF, INC.
                                                              AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


2.   PROPERTY, PLANT AND      Property, plant and equipment consist of the
     EQUIPMENT                following (in thousands):


                                                                                      DECEMBER 29,                  DECEMBER 30,
                                                                                          1995                          1994
------------------------------------------------------------------------------------------------------------------------------------
                              Land                                                      $ 1,953                       $ 1,426
                              Buildings                                                   1,430                         1,430
                              Improvements                                               22,439                        19,017
                              Machinery and equipment                                    14,326                         9,126
                              Property and plant under capital leases (Note 8)            2,747                         2,600
                              Transportation equipment                                      944                         2,755
                              Furniture and fixtures                                      1,960                         3,359
-----------------------------------------------------------------------------------------------------------------------------
                                                                                         45,799                        39,713
                              Less:  Accumulated depreciation and amortization           14,066                        14,437
------------------------------------------------------------------------------------------------------------------------------------
                              Net property, plant and equipment                         $31,733                       $25,276
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------


3.   NOTES PAYABLE -          During 1994, the Company renewed its agreement for
     BANK                     a credit facility that permits borrowings of up to
                              $3,000,000, expiring July 31, 1996. The facility is available for working capital purposes and standby letters of credit and is collateralized by the Company's accounts receivable and inventory.
                              Interest on borrowings is payable at the rate of 3/4% over the bank's prime rate. Maximum monthly borrowings totaled $390,796 in 1995 and $750,000 in 1994. The interest rate on debt outstanding during 1995 was 9.77% and during 1994 was 7%. The credit agreement requires any borrowings to be repaid over a maximum of five years. As of December 30, 1995, $360,677 was outstanding under the line of credit agreement for standby letters of credit. There is a compensating cash balance of $500,000 on any amounts outstanding under the credit agreement.

                                                            WESTERN BEEF, INC.
                                                              AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.   LONG-TERM DEBT           Long-term debt consists of the following (in
                              thousands):


                                                                                                DECEMBER 29,         DECEMBER 30,
                                                                                                    1995                 1994
------------------------------------------------------------------------------------------------------------------------------------
                              Installment notes payable, due in aggregate
                                monthly installments of $200 including interest
                                ranging from 6.7% to 10.9%, due at various times
                                through 2001, collateralized by accounts receivable,
                                inventory or equipment                                             $7,179              $6,424

                              Installment notes payable, due in aggregate monthly
                                installments of $19 including interest ranging from
                                7.5% to 9.0%, due at various times through June 2005,
                                collateralized by land                                              1,098                 918
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    8,277               7,342

                              Less:  Current maturities                                             1,997               1,563
                                                                                                   $6,280              $5,779
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------


                              As of December 29, 1995, long-term debt matures as follows (in thousands):


--------------------------------------------------------------------------------
                          1996                                           $1,997
                          1997                                            2,167
                          1998                                            1,798
                          1999                                            1,194
                          2000                                              624
                          Thereafter                                        497
--------------------------------------------------------------------------------
                                                                         $8,277
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                              At December 29, 1995, land, property and equipment with a net book value of $9,875 was pledged as collateral for the debt.

                                                            WESTERN BEEF, INC.
                                                              AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.   INCOME TAXES             The income tax rate differed from the statutory
                              Federal income tax rate as follows:


                                                                                           1995           1994           1993
------------------------------------------------------------------------------------------------------------------------------------
                              Statutory Federal income tax rate                            34.0%          34.0%          34.0%

                              State and local income taxes, net
                                of Federal income tax benefit                              13.1           13.0           13.0

                              Utilization of low income housing tax credits (1)            (1.6)             -              -

                              Other tax credits                                               -           (2.1)          (1.2)

                              Other                                                           -             .2           (1.8)
------------------------------------------------------------------------------------------------------------------------------------
                              Effective tax rate                                           45.5%          45.1%          44.0%
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------


                              (1) The Company's effective tax rate for the year ended December 29, 1995 was reduced by 1.6% as a result of the utilization of low income housing tax credits of approximately $148,000. The Company has qualified low income housing tax credits of $1,855,000 which are available to reduce future regular Federal income taxes for the years ending 1996 through 2005.


                                   Provision for income taxes consists of the following (in thousands):


                                                                                1995                1994                1993
------------------------------------------------------------------------------------------------------------------------------------
                              Federal:
                                Current                                        $1,474              $1,809              $2,189
                                Deferred                                          515                 393                   -
------------------------------------------------------------------------------------------------------------------------------------
                                                                                1,989               2,202               2,189
------------------------------------------------------------------------------------------------------------------------------------
                              State and local:
                                Current                                         1,727               1,402               1,282
                                Deferred                                          401                 321                   -
------------------------------------------------------------------------------------------------------------------------------------
                                                                                2,128               1,723               1,282
------------------------------------------------------------------------------------------------------------------------------------
                                                                               $4,117              $3,925              $3,471
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

                                                            WESTERN BEEF, INC.
                                                              AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                              The following is a summary of the significant components of the Company's deferred tax assets and liabilities (in thousands):




                                                                                                     1995                1994
------------------------------------------------------------------------------------------------------------------------------------
                              Deferred tax assets:

                                Capitalized costs for income tax purposes                         $   550               $ 840
                                Accounts receivable allowance                                         152                  67

------------------------------------------------------------------------------------------------------------------------------------
                                   Deferred tax assets                                            $   702               $ 907
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                              Deferred tax liabilities:

                                Investment in low income housing credit                           $    51               $   -
                                Depreciation and amortization                                      (1,300)               (538)
------------------------------------------------------------------------------------------------------------------------------------
                                   Deferred tax liabilities                                       $(1,249)              $(538)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------


6.   INVESTMENT TAX           Included in other assets are investments of
     CREDITS                  approximately $1,067,000 which the Company made in
                              two limited partnerships during the year.

                              These investments have generated low income housing tax credits to be used to offset future Federal income taxes. These investments are accounted for under the effective yield method since the credits are guaranteed, the projected yield from the credits is positive and the Company has limited liability under the investment.

                                                            WESTERN BEEF, INC.
                                                              AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.   STOCK OPTIONS            The Company had an incentive program under which
                              options and other incentives covering 100,000 shares of common stock may be granted to key employees, including officers, at an exercise price at no less than 100% of the fair market value of the Company's common stock on the date of the grant (110% of fair market value in the case of grantees who own 10% or more of outstanding stock of the Company). Unless otherwise provided in the specific option grant, the options terminate on the tenth anniversary of their effective date. This plan terminated in 1995.
                              Option activity under this plan is as follows:


                                                                                       Number of       Exercise      Aggregate
                                                                                        Options         Price          Price
------------------------------------------------------------------------------------------------------------------------------------
                              Outstanding at January 1, 1993                             60,500        $4.1322       $250,000

                              Cancelled                                                 (57,475)       (4.1322)      (237,500)
------------------------------------------------------------------------------------------------------------------------------------
                              Outstanding at
                                December 31, 1993 and
                                December 30, 1994                                         3,025         4.1322         12,500

                              Cancelled                                                   3,025              -              -
------------------------------------------------------------------------------------------------------------------------------------
                              Outstanding at
                                December 29, 1995                                             -            N/A            N/A
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

                                                            WESTERN BEEF, INC.
                                                              AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                              During 1995, the Company's 1995 Stock Option Plan was adopted. Under the Plan, options to purchase an aggregate of not more than 1,300,000 shares of common stock may be granted from time to time to key employees, officers, directors, advisors and independent consultants to the Company or to any of its subsidiaries. The total number of shares of common stock for which options may be granted under the plan shall not exceed 2% of the number of shares issued as of January 1 of each year. The Plan is administered by the Board of Directors, which has empowered a committee of directors to administer the Plan. The per share exercise price for incentive stock options ("ISO's") will not be less than 100% of the fair market value of a share of the common stock on the date the option is granted (ISO's may not be granted if the optionee owns more than 10% of the Company), and for nonqualified stock options ("NQSO's") will not be less than 25% of the fair market value on the date the option is granted. Options may be granted for a term to be determined by the committee of not more than ten years from the date of grant.

                              During 1995, the Company adopted the 1995
                              Nonemployee Director Stock Option Plan. Under the Plan, options to purchase an aggregate of not more than 200,000 shares of common stock may be granted from time to time to directors who are neither employees nor officers of the Company. The Plan is administered by the Board of Directors, which has empowered a committee of directors to administer the Plan. Each year on the date of the Company's annual meeting of stockholders, each nonemployee director is automatically granted an option to purchase 5,000 shares of common stock. The per share exercise price of each option shall be the fair market value as of the date such option is granted. Each option shall vest within one year from the date granted and will expire, at a term determined by the committee, not to exceed ten years.

                                                            WESTERN BEEF, INC.
                                                              AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                         The following table contains information on the 1995 Stock Option Plan and the 1995 Nonemployee Director Stock Option Plan for the year ended December 29, 1995:


                                                                         Exercise price      Weighted
                                                         Option shares   range per share   average price
                         -------------------------------------------------------------------------------
                         Balance, December 31, 1994               -      $            -          $   -
                         Granted                             66,949      $1.50 to $6.00          $3.49
                         -------------------------------------------------------------------------------
                         Balance, December 29, 1995          66,949      $1.50 to $6.00          $3.49
                         -------------------------------------------------------------------------------
                         -------------------------------------------------------------------------------


                         None of these options were exercisable at December 29, 1995 and 1,433,051 shares were available for future grants.

                         Certain options were granted at below-market exercise prices. Related compensation, totaling $168,000, was deferred and is being amortized over five years.


8.    COMMITMENTS        CAPITAL LEASES

                         The Company leases land, building and equipment used in its wholesale operations under lease agreements which is accounted for as capital leases. One agreement contains a purchase option, which gives the Company the right to purchase the land and building at any time during the 25-year lease term, which expires in 2004. The purchase price of the property declines ratably over the term of the lease. The agreement also provides for title of the property to automatically transfer to the Company at the end of the lease term.

                                                            WESTERN BEEF, INC.
                                                              AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                         The following is an analysis of leased property and equipment under capital leases by major classification (in thousands):



                                                                           DECEMBER 29,    December 30,
                                                                               1995            1994
                         --------------------------------------------------------------------------------
                         Land                                                     $650            $650
                         Building                                                1,950           1,950
                         Equipment                                                 147               -
                         --------------------------------------------------------------------------------
                                                                                 2,747           2,600
                         Less:  Accumulated amortization                         1,962           1,950
                         --------------------------------------------------------------------------------
                                                                                  $785            $650
                         --------------------------------------------------------------------------------
                         --------------------------------------------------------------------------------



                         Future minimum lease payments under capital lease obligations, together with the present value of the net minimum lease payments at December 29, 1995, were as follows (in thousands):


                         YEAR ENDING                                                            Amount
                         --------------------------------------------------------------------------------
                         1996                                                                     $336
                         1997                                                                      309
                         1998                                                                      271
                         1999                                                                      251
                         2000                                                                      251
                         Thereafter                                                                906
                         --------------------------------------------------------------------------------
                                                                                                 2,324
                         Less:  Amounts representing interest                                      720
                         --------------------------------------------------------------------------------
                         Present value of net minimum lease payments                             1,604
                         Less:  Current portion                                                    193
                         --------------------------------------------------------------------------------
                                                                                                $1,411
                         --------------------------------------------------------------------------------
                         --------------------------------------------------------------------------------

                                                            WESTERN BEEF, INC.
                                                              AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                         OPERATING LEASES

                         In addition to the above capitalized leases, the Company also has commitments for various noncancellable operating leases which expire at various dates through December 2007 (see Note 11). Some of the leases have renewal options and most contain provisions for passing through incremental costs. A few leases have purchase options (see below). Future minimum rental payments required under noncancellable operating leases at December 29, 1995 are as follows (in thousands):



                         YEAR ENDING                                                            Amount
                         --------------------------------------------------------------------------------
                         1996                                                                   $4,635
                         1997                                                                    3,948
                         1998                                                                    3,933
                         1999                                                                    4,027
                         2000                                                                    3,577
                         Thereafter                                                             15,179
                         --------------------------------------------------------------------------------
                         Total future minimum rentals                                          $35,299
                         --------------------------------------------------------------------------------
                         --------------------------------------------------------------------------------

                         The following schedule shows the composition of total rent expense for all operating leases (in thousands):


                         YEAR ENDED                                                             Amount
                         --------------------------------------------------------------------------------
                         1995                                                                   $4,195

                         1994                                                                    3,979

                         1993                                                                    3,081
                         --------------------------------------------------------------------------------
                         --------------------------------------------------------------------------------

                                                            WESTERN BEEF, INC.
                                                              AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                         The Company has entered into sublease agreements for some sections of the unoccupied space located at various facilities. Rental income from these subleases in 1995, 1994 and 1993 was $681,000, $592,000 and
                         $504,000, respectively.  The Company retains the right
                         to  sublease  the   additional  unoccupied  space. The
                         subleases currently in effect provide for future rental income as follows (in thousands):


                         YEAR ENDING                                                            Amount
                         --------------------------------------------------------------------------------
                         1996                                                                   $  372

                         1997                                                                      299

                         1998                                                                      295

                         1999                                                                      283

                         2000                                                                      282

                         Thereafter                                                                420
                         --------------------------------------------------------------------------------
                                                                                                $1,951
                         --------------------------------------------------------------------------------
                         --------------------------------------------------------------------------------

                         CAPITAL ADDITIONS

                         The Company plans to incur capital costs aggregating approximately $3.4 million in connection with the planned opening of one new retail store and one remodel of an existing retail store in the first quarter of 1996. The Company has secured a lease line of credit sufficient to fund the projects. As of December 29, 1995, the Company had incurred $902,000 in connection with these capital costs.

                         The Company has exercised purchase options to acquire the property for two of its operating leases at a total cost of $3,000,000. The Company expects to finance this amount in 1996.

 9.   CONTINGENCIES      The Company has various outstanding litigation matters
                         which it considers to be in the ordinary course of business. In the opinion of management, the outcome of these litigation matters will not materially, adversely affect the Company's financial position.

                                                            WESTERN BEEF, INC.
                                                              AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

                         By order made on the record on January 19, 1994, the court dismissed the complaint for plaintiffs' disobedience of prior court orders and their failure to prosecute their claims. Plaintiffs have moved to modify the January 19, 1994 order. If they are not successful, an appeal is anticipated, which the Company would vigorously defend. The Company believes the resolution of this matter will not adversely affect its financial position.


10.   PROFIT SHARING     The Company has a profit sharing plan, which covers all
      PLANS              eligible employees. The plan allows for salary deferral
                         arrangements under the provisions of Section 401(k) of the Internal Revenue Code. The Company does not contribute to this plan.

                         Additionally, the Company has a noncontributory profit sharing plan for its employees. Funding requirements for the plan are nonobligatory. For 1995, 1994 and 1993, the noncontributory profit sharing plan expense was $602,000, $547,000 and $564,000, respectively.

                                                            WESTERN BEEF, INC.
                                                              AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


11.   RELATED PARTY      At December 29, 1995 and December 30, 1994, the Company
      TRANSACTIONS       had advances due  from the principal shareholders and
                         affiliated entities of approximately $12,000 and $418,000, respectively (included in prepaid expenses and other current assets). These advances are unsecured and noninterest bearing. Subsequent to year-end, the $12,000 balance was repaid.

                         The Company leases land, various retail food stores and warehouse storage and office space, from affiliates of the principal shareholders under various leases which expire through December 2007. Rent expense relating to these leases was $2,772,000 for 1995, $2,783,000 for
                         1994 and $2,383,000 for 1993 (see Note 8). During the years ended December 29, 1995 and 1994, the Company made capital expenditures of approximately $374,000 and $482,000 at leaseholds owned by affiliates of the principal shareholders. At December 29, 1995 and 1994, the Company had prepaid rent amounts to affiliates of $-0- and $205,000, respectively.

                         During 1995, 1994 and 1993, the Company purchased various food products in the amounts of $21,954,000, $20,206,000 and $15,384,000, respectively, from a company which has an officer who is a director in the Company. As of December 29, 1995 and December 30, 1994, the Company had trade payables of $1,117,000 and $507,000, respectively, due to the affiliate.

                         The Company had sales to affiliates controlled by the Company's principal shareholders for 1995, 1994 and 1993 of $528,000, $4,333,000 and $3,713,000,
                         respectively. In 1995, the Company acquired one of these affiliates.

                         In order to reduce conflicts of interests of the principal shareholders, independent appraisals were obtained of the rentals under all then existing Company leases in which its principal shareholders had an interest (other than the Company's lease of its Elmont retail food store, which was fixed on a formula basis). In the aggregate, such rentals do not exceed fair market value as established by independent appraisal. In addition, management and the principal shareholders agreed that any future leases from such affiliates would be based on fair market value as established by independent appraisal.

                                                            WESTERN BEEF, INC.
                                                              AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                         The Company does its banking at a bank which has an officer who is a member of the Company's Board of Directors. The credit facility described in Note 3 is with the same bank. The Company believes all bank terms and fees are at customary rates.


12.   SEGMENTS OF        The Company operates in two industry segments. The
      BUSINESS           wholesale segment primarily sells poultry, beef, pork
                         and provisions. The retail segment sells various meat and grocery items to the general public.


                                                              1995            1994              1993
                         --------------------------------------------------------------------------------
                                                                        (IN THOUSANDS)
                         Net sales:
                              Retail                         $208,426         $199,084          $184,889
                              Wholesale                        92,961           92,802            89,218
                         --------------------------------------------------------------------------------
                                                             $301,387         $291,886          $274,107
                         --------------------------------------------------------------------------------
                         --------------------------------------------------------------------------------
                         Income from operations:
                              Retail                           $7,781           $7,551            $6,429
                              Wholesale                         1,108              893               684
                         --------------------------------------------------------------------------------
                                                               $8,889           $8,444            $7,113
                         --------------------------------------------------------------------------------
                         --------------------------------------------------------------------------------
                         Identifiable assets:
                              Retail                          $49,124          $41,072           $33,934
                              Wholesale                        14,189           13,121            14,596
                         --------------------------------------------------------------------------------
                                                              $63,313          $54,193           $48,530
                         --------------------------------------------------------------------------------
                         --------------------------------------------------------------------------------
                         Depreciation and
                              amortization:
                                   Retail                      $2,541           $2,401            $1,810
                                   Wholesale                      206              240               479
                         --------------------------------------------------------------------------------
                                                               $2,747           $2,641            $2,289
                         --------------------------------------------------------------------------------
                         --------------------------------------------------------------------------------
                         Capital expenditures:
                              Retail                           $9,027           $2,801           $11,340
                              Wholesale                           424              428               240
                         --------------------------------------------------------------------------------
                                                               $9,451           $3,229           $11,580
                         --------------------------------------------------------------------------------
                         --------------------------------------------------------------------------------

                           SUPPLEMENTARY FINANCIAL DATA
                              FURNISHED PURSUANT TO THE
                              REQUIREMENTS OF FORM 10-K



=============================================================================

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders and Directors
Western Beef, Inc.

The audit referred to in our report dated February 29, 1996 relating to the consolidated financial statements of Western Beef, Inc. and Subsidiaries, which is referred to in Item 8 of this Form 10-K, included the audits of the accompanying financial statement schedule for the years ended December 29, 1995 and December 30, 1994. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein for the years ended December 29, 1995 and December 30, 1994.



                                                                BDO Seidman, LLP



New York, New York
February 29, 1996

                                                            WESTERN BEEF, INC.
                                                              AND SUBSIDIARIES


                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                   (IN THOUSANDS)
==============================================================================


                Column A                     Column B                     Column C                    Column D          Column E
------------------------------------------------------------------------------------------------------------------------------------
                                                                         Additions
                                                           ---------------------------------------
                                                                   (1)                (2)
                                            Balance at       Charged to cost    Charged to other                     Balance at end
              Description                beginning of year    and expenses          accounts        Deductions *        of year
------------------------------------------------------------------------------------------------------------------------------------
Year ended December 29, 1995:
     Allowance for doubtful accounts               $142                $539              $-                $(355)            $326
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Year ended December 30, 1994:
     Allowance for doubtful accounts               $450                $419              $-                $(727)            $142
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1993:
     Allowance for doubtful accounts               $444                $474              $-                $(468)            $450
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

-----------
*  Uncollectible accounts written off, net of recoveries.

                                      EXHIBIT INDEX

                (3)(a)   Certificate of Incorporation of the Company, as amended
                         (1)

                   (b) Certificate of Amendment to the Certificate of Incorporation of the Company, dated January 13, 1993
                         (3)

                   (c)   By-Laws of the Company (2)

               (10)(a)   Agreement of Combination (2)

                   (b)   Agreement of Merger (1)

                   (c)   Certificate of Merger (1)

               (21)      Subsidiaries

               (23)      Consent of BDO Seidman, LLP

               (27)      Financial Data Schedule
               ---------------
               (1) Incorporated by reference to the Form 8-K Current Report filed November 13, 1992 (the "8-K").

               (2)       Incorporated by reference to Form S-4 File No. 33-44494

               (3) Filed with the Annual Report on Form 10-K for the Fiscal Year 1992



     (b) No reports on Form 8-K have been filed during the last quarter of the fiscal year covered by this report on Form 10-K.

     (c)  See Item 14(a)3, above

     (d)  Not applicable