Form 10-Q
period 1996-03-29
WESTERN BEEF INC /DE/
filed 1996-05-13
CIK 81942

                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, D.C.  20549

                      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended     March 29, 1996
                          ------------------

Commission File Number    0-4485
                          ------------------

                                    WESTERN BEEF, INC.
- - --------------------------------------------------------------------------------
                   (Exact name of registrant as specified in its charter)

                Delaware                               13-3266114
- - ----------------------------------------          ------------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                   Identification No.)


    47-05 Metropolitan Avenue, Ridgewood, New York              11385
- - --------------------------------------------------------------------------------
       (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:        (718)417-3770
                                                           ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes        x    No
          ----       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

As of May 6, 1996, 5,463,317 shares of Common Stock par value $.05 per share, were issued and outstanding.
- - --------------------------------------------------------------------------------

                                    INDEX

                     WESTERN BEEF, INC. AND SUBSIDIARIES


                                                                           PAGE
                                                                           ----
PART I-FINANCIAL INFORMATION
- - ----------------------------
Item 1. Financial statements

       Condensed consolidated balance sheets as of
         March 29, 1996 and December 29, 1995.                                2

       Condensed consolidated statements of income
          for the thirteen weeks ended March 29,1996
         and March 31, 1995.                                                  3

       Condensed consolidated statements of cash flows for the
          thirteen weeks ended March 29, 1996 and March 31, 1995.             4

        Notes to the condensed consolidated financial statements.             5

Item 2. Management discussion and analysis of financial condition
          and results of operations.                                          6

PART II-OTHER INFORMATION                                                     7

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K



SIGNATURES                                                                    8

                     WESTERN BEEF, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except par value)

                                                                              MARCH  29,       DECEMBER 29,
                                                                                1996              1995
ASSET                                                                        (Unaudited)
- - ------                                                                       -----------       ------------
Current assets:
  Cash and cash equivalents                                                    $  3,637          $  2,431
  Accounts receivable, net of allowance for doubtful
   accounts ( $456 and $326)                                                      7,730             8,754
  Inventories                                                                    16,432            15,959
  Prepaid expenses and other current assets                                       2,058             2,020
  Deferred income taxes                                                             794               702
                                                                                -------           -------
        Total current assets                                                     30,651            29,866

Property, plant and equipment, net of  accumulated
  depreciation and amortization ($14,321 and $15,026)                            35,958            31,733
Other assets                                                                      1,696             1,714
                                                                                -------           -------
        Total assets                                                            $68,305           $63,313
                                                                                -------           -------
                                                                                -------           -------

LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
Current liabilities:
  Current portion of long-term debt                                             $ 2,427           $ 1,997
  Current portion of obligations under capital leases                               199               193
  Accounts payable                                                               12,605            13,134
  Accrued expenses and other liabilities                                          3,700             3,190
  Income taxes payable                                                               16                 -
                                                                                -------           -------
        Total current liabilities                                                18,947            18,514

Deferred income taxes payable                                                     1,439             1,249
Long-term debt, net of current portion                                            9,421             6,280
Obligations under capital leases, net of  current portion                         1,373             1,411
                                                                                -------           -------
        Total liabilities                                                        31,180            27,454
                                                                                -------           -------



Stockholders' equity:
  Preferred stock, $.05 par value; shares authorized
   2,000; none issued                                                                 -                 -
  Common stock, $.05 par value; 15,000 shares
   authorized; 5,463 shares issued and outstanding                                  273               273
  Capital in excess of par value                                                 11,379            11,379
  Retained earnings                                                              25,633            24,371
  Deferred compensation                                                            (160)             (164)
                                                                                -------           -------
        Total stockholders' equity                                               37,125            35,859
                                                                                -------           -------
        Total liabilities and stockholders' equity                              $68,305           $63,313
                                                                                -------           -------
                                                                                -------           -------




   See accompanying notes to condensed consolidated financial statements.

                     WESTERN BEEF, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                    (In thousands, except per share data)

                                                                                     THIRTEEN WEEKS ENDED
                                                                               MARCH 29, 1996      MARCH 31, 1995
                                                                               --------------      --------------
Net sales                                                                           $79,349           $67,574

Cost of sales                                                                        59,760            52,048
                                                                                    -------           -------

Gross profit on sales                                                                19,589            15,526
                                                                                    -------           -------
Expenses:
  Rent expense-affiliates                                                               623               698
  Selling, general and administrative
     expenses                                                                        16,426            13,119
  Interest expense                                                                      208               195
                                                                                    -------           -------

        Total expenses                                                               17,257            14,012
                                                                                    -------           -------

Income before income taxes                                                            2,332             1,514

Provision for income taxes                                                            1,070               717
                                                                                    -------           -------

Net income                                                                          $ 1,262           $   797
                                                                                    -------           -------
                                                                                    -------           -------

Weighted average number of
   common shares and equivalents
   outstanding                                                                        5,492             5,463
                                                                                    -------           -------
                                                                                    -------           -------

Earnings per common share                                                           $   .23           $   .15
                                                                                    -------           -------
                                                                                    -------           -------



   See accompanying notes to condensed consolidated financial statements.

                     WESTERN BEEF, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                               (In thousands)

                                                                                           THIRTEEN WEEKS ENDED
                                                                                       MARCH 29, 1996  MARCH 31, 1995
                                                                                       --------------  --------------
Cash flows from operating activities:
   Net income                                                                                 $1,262       $  797
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                                                           741          596
         Deferred income tax benefit                                                              98          (13)
         Provision for losses on accounts receivable                                             130          130
         (Increase) decrease in assets:
           Accounts receivable                                                                   894         (404)
           Inventories                                                                          (473)        (628)
           Prepaid expenses and other current assets                                             (38)         136
           Other assets                                                                           18          (34)
         (Decrease) increase in liabilities:
           Accounts payable                                                                     (529)         874
           Accrued expenses and other liabilities                                                510          414
           Income taxes payable                                                                   16          391
                                                                                              ------       ------
                Net cash provided by operating activities                                      2,629        2,259
                                                                                              ------       ------

Cash flows from investing activities:
  Capital expenditures                                                                        (5,039)      (2,279)
  Proceeds from sale of property, plant and equipment                                             77            -
                                                                                              ------       ------
                Net cash used in investing activities                                         (4,962)      (2,279)
                                                                                              ------       ------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                                     4,007            -
  Payments on long-term debt and capital leases                                                 (468)        (547)
                                                                                              ------       ------
                Net cash provided by (used in) financing activities                            3,539         (547)
                                                                                              ------       ------

Net increase (decrease) in cash and cash equivalents                                           1,206         (567)
Cash and cash equivalents, beginning of period                                                 2,431        4,311
                                                                                              ------       ------
Cash and cash equivalents, end of period                                                      $3,637       $3,744
                                                                                              ------       ------
                                                                                              ------       ------
Cash paid during the thirteen weeks for:
  Interest
  Income taxes                                                                                $  208       $ 195
                                                                                              $  730       $ 320


   See accompanying notes to condensed consolidated financial statements.

                     WESTERN BEEF, INC. AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  (1)   BASIS OF PRESENTATION:


     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended March 29, 1996 are not necessarily indicative of the results that may be expected for the year ending January 3, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 29, 1995.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation," ("SFAS No. 123"). SFAS No. 123 established a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company adopted the employee stock-based compensation provisions of SFAS No.123, and will disclose the pro forma net income and pro forma net income per share amounts assuming the fair value method for fiscal year 1996 at year end. The adoption of this standard will not impact the Company's consolidated results of operations, financial position or cash flows. Stock arrangements with non-employees as applicable, will be recorded at fair value.

  (2)   LITIGATION:

     There has been no material change in litigation from the year ended December 29, 1995. See Part II of this report for further disclosure.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the thirteen weeks ended March 29, 1996, Western Beef, Inc., ("the Company") achieved net income of $1,262,000 or $0.23 per share on net sales of $79,349,000, as compared to net income of $797,000 or $0.15 per share on net sales of $67,574,000 for the thirteen weeks ended March 31, 1995. Cost of sales, as a percentage of net sales, decreased to 75.3% from 77% with a resultant increase in the gross profit percentage to 24.7% from 23%.

Net sales increased $11,775,000 or 17% primarily from the sales generated by the three new stores that were opened after the first quarter of 1995. Same store sales were up 1.1% for the first quarter of 1996 as compared to the first quarter of 1995. Gross profits increased because of improved buying and merchandising and higher retail sales which produce larger gross profits than wholesale sales.

Operating expenses including, selling, general and administrative expenses, rent expense - affiliates and interest expense, as a percentage of sales, increased to 21.7% for the thirteen weeks ended March 29, 1996 from 20.7% for the same period in 1995. These additional costs of $3,245,000 are a result of the increased payrolls and store operating costs of the three new stores. The selling, general and administrative cost category includes payroll, bonuses and operating costs. The ratio of such costs to retail sales is higher than is the ratio of such costs to wholesale sales. The 1996 increase in retail sales, therefore, brings with it a corresponding increase in selling, general and administrative expenses as a percentage of sales.

Liquidity and Capital Resources:

Cash flows from operations were $2,629,000 for the thirteen weeks ended March 29, 1996 as compared to $2,259,000 for the comparable period of 1995. The increase is primarily a a result of the increase in net income for the period.

Capital expenditures of $5,039,000 included the exercise of an option to purchase for $3,000,000, funded by a 20 year mortgage at 8.25% per annum with a balloon payment of $2,084,095 due on the tenth anniversary date of the purchase, one of the Company's retail locations currently leased from a non-affiliated company. The remaining capital expenditures were for equipment and improvements at the new store in Manhattan and for the renovation of the College Point store. The Company funded these expenditures with cash flow from operations and by borrowing an additional $1,000,000 for five years at 7.54% from a finance company. The Company believes that cash on hand and its $3,000,000 bank line of credit which expires on July 31, 1996 and which is expected to be renewed by the bank, will be sufficient to meet its operational needs. The Company also has several financial institutions that would be available to finance new store equipment, usually over a five year period. As of March 31, 1996 there are no material commitments for capital expenditures.

PART II-OTHER INFORMATION
- - -------------------------

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

          (27)  Financial Data Schedule

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WESTERN BEEF, INC.


                                       By: /s/ ROBERT C. LUDLOW
                                       ---------------------------------------
                                                   Robert C. Ludlow
                                                Senior Vice-President
                                              and Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)


Date:   May 6, 1996