Form 10-Q
period 1996-06-28
WESTERN BEEF INC /DE/
filed 1996-08-12
CIK 81942

================================================================================



                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                    June 28,1996

Commission File Number                   0-4485


                               WESTERN BEEF, INC.
             (Exact name of registrant as specified in its charter)


              Delaware                                 13-3266114
   (State or other jurisdiction                      (I.R.S. Employer
  of incorporation or organization)                 Identification No.)


47-05 Metropolitan Avenue, Ridgewood, New York           11385
  (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code:         (718)-417-3770


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.



   As of August 8, 1996, 5,463,317 shares of Common Stock, par value $.05 per share, were issued and outstanding.


================================================================================

                                      INDEX

                       WESTERN BEEF, INC. AND SUBSIDIARIES


                                                                            PAGE
                                                                            ----
PART I-FINANCIAL INFORMATION

Item 1. Financial statements
        (Unaudited)

        Condensed consolidated balance sheets as of
          June 28, 1996 and December 29, 1995                                  2

        Condensed consolidated statements of income for the
          twenty-six weeks and the thirteen weeks ended
          June 28, 1996 and June 30, 1995                                      3

        Condensed consolidated statements of cash flows for the
          twenty-six weeks ended June 28, 1996 and June 30, 1995               4

        Notes to the condensed consolidated financial statements               5

Item 2. Management discussion and analysis of financial condition
          and results of operations                                            6

PART II-OTHER INFORMATION                                                      7

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K


SIGNATURES                                                                     9

                       WESTERN BEEF, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

                                                         June 28,   December 29,
                                                           1996         1995
                                                         --------     --------
ASSETS                                                 (Unaudited)
Current assets:
  Cash and cash equivalents                              $  3,283     $  2,431
  Accounts receivable, net of allowance for doubtful
    accounts ( $582 and $326)                               8,090        8,754
  Inventories                                              18,257       15,959
  Prepaid expenses and other current assets                 2,666        2,020
  Deferred income taxes                                       887          702
                                                         --------     --------
          Total current assets                             33,183       29,866

Property, plant and equipment, net of  accumulated
  depreciation and amortization ($15,171 and $15,026)      36,943       31,733
Other assets                                                1,683        1,714
                                                         --------     --------
          Total assets                                   $ 71,809     $ 63,313
                                                         ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                      $  2,408     $  1,997
  Current portion of obligations under capital leases         166          193
  Accounts payable                                         13,939       13,134
  Accrued expenses and other liabilities                    4,799        3,190
                                                         --------     --------
          Total current liabilities                        21,312       18,514

Deferred income taxes payable                               1,629        1,249
Long-term debt, net of current portion                      8,900        6,280
Obligations under capital leases, net of
  current portion                                           1,310        1,411
                                                         --------     --------
          Total liabilities                                33,151       27,454
                                                         --------     --------


Shareholders' equity:
  Preferred stock, $.05 par value; shares authorized
    2,000; none issued                                       --           --
  Common stock, $.05 par value; 15,000 shares
    authorized; 5,463 shares issued and outstanding           273          273
  Capital in excess of par value                           11,379       11,379
  Retained earnings                                        27,153       24,371
  Deferred compensation                                      (147)        (164)
                                                         --------     --------
          Total shareholders' equity                       38,658       35,859
                                                         --------     --------
          Total liabilities and shareholders' equity     $ 71,809     $ 63,313
                                                         ========     ========



      See accompanying notes to condensed consolidated financial statements

                       WESTERN BEEF, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                               Twenty-Six Weeks Ended      Thirteen Weeks Ended
                               ----------------------     ---------------------
                                June 28,     June 30,      June 28,     June 30,
                                 1996         1995          1996         1995
                               --------      --------     --------     --------


Net sales                      $163,529      $140,632     $ 84,180     $ 73,058

Cost of sales                   123,926       107,401       64,166       55,353
                               --------      --------     --------     --------

Gross profit on sales            39,603        33,231       20,014       17,705
                               --------      --------     --------     --------

Expenses:
 Rent expense-affiliates          1,250         1,399          627          701
 Selling, general and
  administrative expenses        32,704        27,773       16,278       14,654
 Interest expense                   481           388          273          193
                               --------      --------     --------     --------

  Total expenses                 34,435        29,560       17,178       15,548
                               --------      --------     --------     --------

Income before income taxes        5,168         3,671        2,836        2,157

Provision for income taxes        2,386         1,720        1,316        1,003
                               --------      --------     --------     --------

Net income                     $  2,782         1,951     $  1,520        1,154
                               ========      ========     ========     ========

Weighted average number of
 common shares and
 equivalents                      5,501         5,463        5,498        5,463
                               ========      ========     ========     ========
 outstanding

Earnings per common share      $    .51      $    .36     $    .28     $    .21
                               ========      ========     ========     ========





     See accompanying notes to condensed consolidated financial statements.

                       WESTERN BEEF, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                          Twenty-Six Weeks Ended
                                                          ---------------------
                                                          June 28,      June 30,
                                                           1996          1995
                                                          -------       -------
Cash flows from operating activities:
  Net income                                              $ 2,782       $ 1,951
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Depreciation and amortization                           1,507         1,213
    Deferred income tax (benefit)                             195          (169)
    Provision for losses on accounts receivable               260           260
    (Increase)decrease in assets:
      Accounts receivable                                     404          (909)
      Inventories                                          (2,298)       (3,044)
      Prepaid expenses and other current assets              (646)          290
      Other assets                                             31           (10)
    (Decrease) increase in liabilities:
      Accounts payable                                        805         2,566
      Accrued expenses and other liabilities                1,609           304
      Income taxes payable                                   --             497
                                                          -------       -------
        Net cash provided by operating activities           4,649         2,949
                                                          -------       -------

Cash flows from investing activities:
  Capital expenditures                                     (6,777)       (4,671)
    Low income housing investment                            --            (907)
    Proceeds from sale of property, plant and equipment        77          --
                                                          -------       -------
        Net cash used in investing activities              (6,700)       (5,578)
                                                          -------       -------

Cash flows from financing activities:
  Net borrowings under line of credit agreement              --             391
  Payments on long-term debt and capital leases            (1,104)         (757)
  Proceeds from issuance of long-term debt                  4,007          --
                                                          -------       -------
        Net cash provided by (used in)
          financing activities                              2,903          (366)
                                                          -------       -------


Net increase (decrease) in cash and cash equivalents          852        (2,995)
Cash and cash equivalents, beginning of period              2,431         4,311
                                                          -------       -------
Cash and cash equivalents, end of period                  $ 3,283       $ 1,316
                                                          =======       =======

Cash paid during the twenty-six weeks for:
  Interest                                                $   481       $   388
  Income taxes                                            $ 2,413       $ 1,233





     See accompanying notes to condensed consolidated financial statements.

                       WESTERN BEEF, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





(1)  Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-six weeks ended June 28, 1996 are not necessarily indicative of the results that may be expected for the year ending January 3, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 29, 1995.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation," ("SFAS No.123"). SFAS No. 123 established a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company adopted the employee stock-based compensation provisions of SFAS No. 123, and will disclose the pro forma net income and pro forma net income per share amounts assuming the fair value method for fiscal year 1996 at year end. The adoption of this standard will not impact the Company's consolidated results of operations, financial position or cash flows. Stock arrangements with non-employees as applicable, will be recorded at fair value.

(2)  Litigation:

     There has been no material change in litigation from the year ended December 29, 1995. See Part II of this report for further disclosure.

ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations

     Net sales for the second fiscal quarter of 1996 were $84,180,000, a 15.2% increase from the comparable quarter of 1995. On a year-to-date basis, net sales were $163,529,000, an increase of 16.3% over 1995 net sales. The sales increase was generated predominantly from the new stores that were opened in 1995 and 1996. Same store sales declined approximately 1% in the second quarter of 1996 compared to the similar quarter in 1995. The decline is attributable to the renovation of two stores and some existing customers who began shopping at the new stores opened in Brooklyn and Staten Island because of proximity to their homes. For the six months ended June 28, 1996 same stores sales were flat compared to the similar period in 1995.

     Gross profit, as a percentage of sales decreased to 23.78% in the second quarter of 1996 from 24.23% in the same quarter of 1995. On a year-to-date basis, gross profit increased to 24.22% as compared with 23.63% last year. The variances result from changes in the market conditions of perishable products such as, meat, deli, dairy and produce.

     Selling, general and administrative expenses, including rent expense-affiliates and interest expense as a percentage of sales, decreased to 20.41% in the second fiscal quarter of 1996 from 21.28% in the same quarter of 1995. On a year-to-date basis, selling, general and administrative expenses, including rent expense-affiliates and interest expense, was essentially flat at 21.06% as compared with 21.02% in 1995. The selling, general and administrative cost category includes payroll, bonuses and operating costs. The decline in the second quarter was due to increased efficiencies along with lower start up costs incurred during the period.

     Liquidity and Capital Resources

     Cash flows from operations were $4,649,000 for the twenty-six weeks ended June 28, 1996 as compared to $2,949,000 for the comparable period of 1995. The increase results from higher net income, decreased accounts receivable, increased accounts payable and accrued expenses offset by increases in inventories and prepaid expenses. The increase in inventories and accounts payable occurred because of increased buying in preparation for the July 4th weekend sales. The increase in accrued expenses arises from a change to a self-insured plan for liability, automobile and workmen's compensation insurance. Cash flow from operations plus cash on hand were sufficient to pay for capital expenditures and long-term debt requirements.

     The capital expenditures of $6,777,000 were primarily for the exercise of an option to purchase for $3,000,000, one of the Company's retail locations currently leased from a non-affiliated company, the opening of the West End Avenue store in Manhattan, renovation of the College Point Boulevard store and a new telephone communications system. The exercise of the store option was funded by a 20 year mortgage at 8.25% per annum with a balloon payment of $2,084,095 due on the tenth anniversary date of the purchase. The additions and improvements were funded by cash flow from operations and a $1,000,000 loan from a finance company for five years at 7.54% per annum. The Company believes that cash on hand and its $3,000,000 bank line of credit which expires on June 30, 1997 will be sufficient to meet its operational needs. The Company also has available a $3,000,000 line of credit from a finance company to fund future capital expenditures. As of June 28, 1996, the Company plans to spend approximately $2,000,000 renovating its Metropolitan Avenue store and its newest location in Roosevelt, New York.

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

     None

Item 3. Default upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security holders.

     The Company held its Annual Meeting of Shareholders on June 12, 1996, and transacted the following business:

     (a) Election of Directors:

             Nominee              Votes For        % For     Votes Withheld
     ----------------------     -------------     --------   --------------
     Frank Castellana             4,806,757        87.98%       189,924
     Joseph Castellana            4,806,757        87.98%       189,924
     Peter Castellana, Jr.        4,802,757        87.91%       193,924
     Stephen R. Bokser            4,805,037        87.95%       191,644
     Arnold B. Becker             4,805,017        87.95%       191,664
     Richard G. Klein             4,805,037        87.95%       191,644

     (b)  Adoption of Amendment to the 1995 Employee Stock Option Plan:


        Votes For              % For           Votes Against      Abstentions
     ----------------       ------------      ---------------    -------------
        4,675,836              85.59%             225,829           10,363

     (c)  Selection of BDO Seidman as Independent Auditors:


        Votes For              % For           Votes Against      Abstentions
     ----------------       ------------      ---------------    -------------
        4,989,075              91.32%              3,040             4,566



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




                                         WESTERN BEEF, INC.


                                         By: /s/ Robert C. Ludlow
                                             ---------------------------------
                                                 Robert C. Ludlow
                                                 Senior Vice-President
                                                 and Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)






Date:        August 7, 1996