Form 10-Q
period 1996-09-27
WESTERN BEEF INC /DE/
filed 1996-11-07
CIK 81942

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended   September 27,1996
                        -----------------
Commission File Number  0-4485
                        ------

                                  WESTERN BEEF, INC
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

             DELAWARE                           13-3266114
------------------------------------   -----------------------------------------
         (State or other                     (I.R.S. Employer
          jurisdiction of                    Identification No.)
          incorporation or
          organization)

       47-05 Metropolitan Avenue, Ridgewood, NY            11385
--------------------------------------------------------------------------------
       (Address of principal executive offices)          (Zip code)

Registrant's telephone number, including area code:         (718) 417-3770
                                                          ------------------

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

As of October 19, 1996, 5,463,317 shares of Common Stock, par value $.05 per share were issued and outstanding.
--------------------------------------------------------------------------------

                         WESTERN BEEF, INC. AND SUBSIDIARIES

                            INDEX TO FINANCIAL STATEMENTS


                                                                          Page
                                                                          ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial statements:
         Condensed consolidated balance sheets as of
              September 27, 1996 and December 29, 1995.                   2

         Condensed consolidated statements of income
              for the thirty-nine weeks and the thirteen
              weeks ended September 27, 1996 and
                     September 29, 1995.                                  3

         Condensed consolidated statements of cash flows
              for the thirty-nine weeks ended
              September 27, 1996 and September 29, 1995.                  4

              Notes to the condensed consolidated financial
                  statements.                                             5

Item 2.  Management discussion and analysis of financial
         condition and results of operations.                             6


PART II - OTHER INFORMATION                                               7

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE                                                                 8

                         WESTERN BEEF, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                           (in thousands, except par value)


                                                                   September 27, 1996   December 29, 1995
                                                                   ------------------   -----------------
                                                                      (Unaudited)
                         ASSETS
Current assets:
  Cash and cash equivalents                                              $5,544              $2,431
  Accounts receivable, net of allowance for doubtful
    accounts ($755 and $326)                                              8,300               8,754
  Inventories                                                            18,566              15,959
  Prepaid expenses and other current assets                               1,527               2,020
  Deferred income taxes                                                     996                 702
                                                                   ------------------   -----------------
        Total current assets                                             34,933              29,866

Property, plant and equipment, net of accumulated
  depreciation and amortization ($15,934 and $15,026)                    39,396              31,733
Other assets                                                              1,716               1,714
                                                                   ------------------   -----------------
        Total assets                                                    $76,045             $63,313
                                                                   ------------------   -----------------
                                                                   ------------------   -----------------


          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                      $2,399              $1,997
  Current portion of obligations under capital leases                       169                 193
  Accounts payable                                                       18,167              13,134
  Accrued expenses and other liabilities                                  3,477               3,190
                                                                   ------------------   -----------------
        Total current liabilities                                        24,212              18,514

Deferred income taxes payable                                             1,823               1,249
Long-term debt, net of current portion                                    8,543               6,280
Obligations under capital leases, net of current portion                  1,279               1,411
                                                                   ------------------   -----------------
        Total liabilities                                                35,857              27,454
                                                                   ------------------   -----------------

Shareholders' equity:
  Preferred stock, $.05 par value; 2000 shares
    authorized; none issued                                                   -                   -
  Common stock, $.05 par value; 15,000 shares
    authorized; 5,463 shares issued and outstanding                         273                 273
  Capital in excess of par value                                         11,379              11,379
  Retained earnings                                                      28,675              24,371
  Deferred compensation                                                    (139)               (164)
                                                                   ------------------   -----------------
        Total shareholders' equity                                       40,188              35,859
                                                                   ------------------   -----------------
        Total liabilities and shareholders' equity                      $76,045             $63,313
                                                                   ------------------   -----------------
                                                                   ------------------   -----------------



        See accompanying notes to condensed consolidated financial statements.

                         WESTERN BEEF, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)
                        (in thousands, except per share data)

                                                          Thirty-nine weeks ended           Thirteen weeks ended
                                                       ------------------------------  ------------------------------
                                                        September 27,   September 29,   September 27,   September 29,
                                                            1996            1995            1996            1995
                                                       --------------   -------------  --------------   -------------
Net sales                                                $248,696        $219,039         $85,167         $78,407

Cost of sales                                             188,413         166,599          64,487          59,198
                                                       --------------   -------------  --------------   -------------

     Gross profit on sales                                 60,283          52,440          20,680          19,209
                                                       --------------   -------------  --------------   -------------

Operating expenses:

  Rent expense - affiliates                                 1,910           2,089             660             690

  Interest expense                                            733             586             252             198

  Selling, general and administrative expenses             49,651          43,703          16,947          15,930
                                                       --------------   -------------  --------------   -------------

     Total operating expenses                              52,294          46,378          17,859          16,818
                                                       --------------   -------------  --------------   -------------

     Income before provision for income taxes               7,989           6,062           2,821           2,391

Provision for income taxes                                  3,685           2,751           1,299           1,031
                                                       --------------   -------------  --------------   -------------

Net income                                                 $4,304          $3,311          $1,522          $1,360
                                                       --------------   -------------  --------------   -------------
                                                       --------------   -------------  --------------   -------------

Weighted average number of common shares
  outstanding                                               5,501           5,463           5,505           5,463
                                                       --------------   -------------  --------------   -------------
                                                       --------------   -------------  --------------   -------------

Earnings per common share                                    $.78            $.61            $.28            $.25
                                                       --------------   -------------  --------------   -------------
                                                       --------------   -------------  --------------   -------------



        See accompanying notes to condensed consolidated financial statements.

                         WESTERN BEEF, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                    (in thousands)


                                                           Thirty-nine weeks ended
                                                        -----------------------------
                                                        September 27,   September 29,
                                                             1996            1995
                                                        -------------   -------------
Cash flows from operating activities:
  Net income                                               $4,304          $3,311
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                          2,337           1,998
     Deferred income tax benefit                              280            (253)
     Provision for losses on accounts receivable              430             390
     (Increase) decrease in assets:
        Accounts receivable                                    24          (1,332)
        Inventories                                        (2,607)         (1,876)
        Prepaid expenses and other current assets             493             630
        Other assets                                           (2)              6
     (Decrease) increase in liabilities:
        Accounts payable                                    5,033             902
        Accrued expenses and other liabilities                287             786
        Income taxes payable                                    -             326
                                                        -------------   -------------
           Net cash provided by operating activities       10,579           4,888
                                                        -------------   -------------
Cash flows from investing activities:
  Capital expenditures                                     (9,975)         (7,153)
  Low income housing investment                                 -            (907)
                                                        -------------   -------------
           Net cash used in investing activities           (9,975)         (8,060)
                                                        -------------   -------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                  4,224           1,603
  Payments on long-term debt and capital leases            (1,715)         (1,652)
                                                        -------------   -------------
           Net cash provided by (used in)
              financing activities                          2,509             (49)
                                                        -------------   -------------
Net increase (decrease) in cash and cash equivalents        3,113          (3,221)
Cash and cash equivalents, beginning of period              2,431           4,311
                                                        -------------   -------------
Cash and cash equivalents, end of period                   $5,544          $1,090
                                                        -------------   -------------
                                                        -------------   -------------
Cash paid during the thirty-nine weeks for:
  Interest                                                   $733            $586
  Income taxes                                             $3,103          $3,311



        See accompanying notes to condensed consolidated financial statements.

                         WESTERN BEEF, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-nine weeks ended September 27, 1996 are not necessarily indicative of the results that may be expected for the year ending January 3, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 29, 1995.

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 established a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company adopted the employee stock-based compensation provisions of SFAS No. 123, and will disclose the pro forma net income and pro forma net income per share amounts assuming the fair value method for fiscal year 1996 at year-end. The adoption of this standard will not impact the Company's consolidated results of operations, financial position or cash flows. Stock arrangements with non-employees, as applicable, will be recorded at fair value.


NOTE 2 - LITIGATION

         There has been no material change in litigation from the year ended December 29, 1995. See Part II of this report for further disclosure.

                         WESTERN BEEF, INC. AND SUBSIDIARIES

          ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Net sales for the third fiscal quarter of 1996 were $85,167,000, an increase of $6,760,000 from the comparable quarter of 1995. On a year-to-date basis, net sales were $248,696,000, an increase of $29,657,000 from 1995. The sales increase continues to be generated primarily from the new stores opened in 1995 and 1996. The nineteenth retail outlet was opened on September 25, 1996 and management is pleased with the early results. Same store sales increased 4.0% for the third fiscal quarter of 1996 versus 1995 and increased 1.6% for the year-to-date period. The overall sales increase for the quarter was the result of a positive response to the renovations of several older stores.

         Gross profit, as a percentage of sales, was 24.3% in the third fiscal quarter of 1996 and was consistent with the 24.5% in the same quarter of 1995. On a year-to-date basis, gross profit increased to 24.2% as compared with 23.9% last year. The increase in gross profit on a year-to-date basis profit is attributable to higher sales of Western Beef brand products and purchasing efficiencies.

         Operating expenses, including selling, general and administrative expenses, rent expense-affiliates and interest expense, as a percentage of sales, were 21.03% in the third fiscal quarter of 1996 as compared to 21.44% in the same quarter of 1995. On a year-to-date basis, operating expenses, including selling, general and administrative expenses, rent expense-affiliates and interest expense, were 21.03% as compared to 21.17% in 1995. The selling, general and administrative cost category includes payroll, bonuses and operating costs. The increase in operating expenses of $5,916,000 and $1,041,000 for the comparable nine month and three month periods respectively in 1996 are mainly attributable to the operations of the new retail outlets.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operations were $10,579,000 for the thirty-nine weeks ended September 27, 1996 as compared to $4,888,000 for the comparable period of 1995. The increase in inventory was offset by increases in accounts payable and accrued expenses. The increases in inventory and accounts payable resulted from the two new stores that opened during 1996. Ongoing store improvements will be financed by capital leases expected to be drawn down during the fourth quarter of 1996. Cash flows from operations plus cash on hand will be sufficient to pay for capital expenditures and long-term debt requirements.

         Equipment purchases and improvements for the two new stores, renovations of several older stores and the exercise of a $3,000,000 purchase option for one of the Company's retail locations (previously leased from a non-affiliated entity) accounted for a majority of capital expenditures. The Company believes that cash on hand and its $3,000,000 bank line of credit, which expires on July 31, 1997, will be sufficient to meet its operational needs. The Company also has financial institutions that would be available to refinance new store equipment, usually over a five-year period.

                         WESTERN BEEF, INC. AND SUBSIDIARIES

                             PART II - OTHER INFORMATION


 ITEM 1 - LEGAL PROCEEDINGS

         The Company has various outstanding litigation matters which it considers to be in the ordinary course of business. In the opinion of management, the outcome of these litigation matters will not materially, adversely affect the Company's financial position.

         In April 1991, in New York Supreme Court, Putnam County, an action was commenced against the Company to prevent a scheduled foreclosure of certain collateral held by the Company as security for its loan to one of the plaintiffs in the original principal amount of $85,000, of which approximately $65,000 was outstanding. Thereafter, in a complaint served in March 1992, plaintiffs interposed three causes of action on behalf of themselves and a previously unnamed plaintiff, C.B. Foods, Inc., which was owned by the plaintiffs and was a customer of the Company's wholesale business, seeking (1) a declaration that the loan had been repaid; (2) compensatory damages of $30,000,000 and exemplary damages of $10,000,000 for fraud allegedly committed by the Company; and (3) compensatory damages of $2,000,000 and exemplary damages of $10,000,000 for abuse of process allegedly committed by the Company. In its answer, the Company denied liability and all material allegations of the complaint. Following a motion by the Company, the court ordered plaintiff's third cause of action for abuse of process dismissed for failure to state a claim and ordered all claims of C.B. Foods, Inc. struck from the complaint on the ground that it was not a party to the action. Plaintiffs have appealed the court's order. By order made on the record on January 19, 1994, the court dismissed the complaint for plaintiff's disobedience of prior court orders and their failure to prosecute their claims. Plaintiffs have moved to modify the January 19, 1994 order. If they are not successful, an appeal is anticipated, which the Company would vigorously defend. The Company believes the resolution of this matter will not adversely affect its financial position.


ITEM 2 - CHANGES IN SECURITIES

         None


ITEM 3 - DEFAULT UPON SENIOR SECURITIES

         None


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         The Registrant has not filed a report on Form 8-K during the quarter just ended.

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       WESTERN BEEF, INC.


                                       by:/s/Robert C. Ludlow
                                        -----------------------------------
                                            Robert C. Ludlow
                                            Senior Vice-President and
                                            Chief Financial Officer

                                       (Principal Financial and
                                            Accounting Officer)


Date:    October 22, 1996