Form 10-K
period 1997-01-03
WESTERN BEEF INC /DE/
filed 1997-04-02
CIK 81942

                                      FORM 10-K

                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended               January 3, 1997
                                        ---------------

                                              OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
             EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from
___________________________to__________________________.

Commission File Number 0-4485

                                    WESTERN BEEF, INC.
--------------------------------------------------------------------------------
                   Exact name of registrant as specified in its charter)

          Delaware                                           13-3266114
---------------------------------------------         ------------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
             or organization)                            Identification No.)

47-05 Metropolitan Avenue, Ridgewood, New York                        11385
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:   (718) 417-3770
                                                      --------------

Securities  registered pursuant to Section 12 (b) of the Act:    None
                                                                 ----

Securities registered pursuant to Section 12 (g) of the Act:

                 common stock par value $.05 per share ("Common Stock")
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.             Yes     X     No
                                                            -----      -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the $12 3/8 average of the closing bid and asked prices reported by NASDAQ/NMS on March 14, 1997 was $18,999,053.

As of March 14, 1997, the registrant had issued and outstanding 5,463,317 shares of Common Stock.

                           DOCUMENTS INCORPORATED BY REFERENCE

          The following documents, or the indicated portions thereof, have been incorporated herein by reference:

              (1) Specifically identified information in the registrant's definitive proxy material for its 1997 Annual Meeting of Stockholders is incorporated by reference as Part III hereof, which definitive proxy material shall be filed not later than 120 days after the registrant's fiscal year ended January 3, 1997.

          CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION
           FOR THE PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995.

          The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report on Form 10-K is forward-looking, such as information relating to the renovation of the Company's existing stores and the construction or acquisition of new stores, the recoverability of deferred taxes, the continued availability of credit lines for capital expansion, the suitability of facilities, access to suppliers, implementation of technological improvement programs and the broadening of the customer base for the Company's wholesale operations. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions; delays and other hazards inherent in building and construction; competition in both the retail and wholesale markets; government and regulatory policies and certifications (in particular those relating to the United States Department of Agriculture food stamp program); the pricing and availability of the products the Company sells and distributes, including Western Beef brand products; potential delays in the implementation of the Company's technological improvement programs; and the effectiveness of such programs upon implementation.

                                    PART 1


ITEM 1.      BUSINESS

GENERAL

               Western Beef, Inc., ("Western Beef" or the "Company") consists principally of a retail food business that currently operates 19 high-volume, warehouse-type supermarkets and a wholesale food business (which primarily deals in beef, pork, poultry and provisions). The Company's supermarkets serve the New York Metropolitan area, while the Company's wholesale business operates in the New York, New Jersey and Eastern Pennsylvania markets. In the fiscal years ended January 3, 1997 ("1996"), a fifty-three week fiscal year, December 29, 1995 ("1995") and December 30, 1994 ("1994"), both of which were fifty-two week fiscal years, the retail supermarket business accounted for approximately 70%, 69%, and 68% respectively, of the Company's total net sales. See ITEM 7, Management Discussion and Analysis of Financial Condition and Results of Operations.

               Western Beef's supermarkets are distinguishable from traditional supermarket formats by their unusually broad selection of meat and produce items and their limited selection of "non-food" items, such as health and beauty aids. Western Beef's supermarkets are truly "food stores."

Key elements in Western Beef's business strategy include:

      (*) Competitive Prices - Western Beef's objective is to be perceived as the "value leader" in its markets by offering the best values to its customers on a consistent basis. Western Beef reinforces its image as a value leader by offering a large selection of high quality grocery items under the "Western Beef" label. These private label items are priced substantially below comparable national brand items. Western Beef sets its prices based on "everyday low pricing" policies rather than the "high-low" pricing strategy (i.e., high regular prices with deep discounts on sale items) utilized by many other retailers.

      (*) Neighborhood/Ethnic Appeal - Western Beef's supermarkets are located in densely populated, culturally diverse neighborhoods in the New York Metropolitan area. The merchandise offerings in Western Beef's supermarkets are tailored to the preferences, i.e., specific items, brand names and packaging, of the various ethnic groups represented in each store's market area. Some of these products are not generally available in supermarkets operated by national chains.

      (*) Low-Cost Warehouse Format - In order to offer the lowest possible prices to its customers, Western Beef uses a low cost, no-frills warehouse store format. Management believes it can be successful in providing superior value to Western Beef's customers only if it can carefully control all operating costs on a continuous basis.

               The retail and wholesale food businesses are generally characterized by low profit margins, with earnings primarily dependent on rapid inventory turnover, careful cost control and the ability to achieve high sales volume. Since many food products, particularly produce, meat and dairy products, are subject to spoilage and become unmarketable with the passage of time, it is important to avoid overstocking and to reduce excess inventories when they occur. This is usually accomplished by promotional sales at reduced prices.

It is advantageous to combine wholesale and retail businesses under common ownership because overstocking in the wholesale business can be relieved by promotional sales in commonly-owned retail stores. Commonly-owned operations can also more readily take advantage of opportunities for bargain purchases, including stocks with shorter than usual shelf life, as they become available in wholesale markets.

HISTORY

               Western Beef, Inc.,(successor by merger on June 5, 1991, to Southern Blvd. Supermarkets, Inc., which was incorporated in New York on February 6, 1985) was incorporated in Delaware on June 3, 1991, pursuant to an Agreement of Combination entered into on April 1, 1989. Effective October 30, 1992, Quarex Industries, Inc. ("Quarex") (originally organized under the name Ranchers Packing Corp., in 1963) combined (the "Combination") with the food businesses of P.S.L. Food Market, Inc., ("PSL") and Southern Blvd. Supermarkets, Inc., ("Southern"), which were owned by certain members of the Castellana family who were the controlling stockholders of Quarex (the "Principal Stockholders"). The PSL/Southern food business operated seven retail food stores in the New York Metropolitan area similar to those operated by Quarex, and two small wholesale produce businesses. The Combination, accounted for in a manner similar to a "pooling of interests," was proposed to eliminate the purchase and sale of food products and certain other dealings, and the related conflicts of interest between the Principal Stockholders and Quarex, and to form a stronger company. Pursuant to the Combination, each share of Quarex common stock, was converted into one share of common stock in the combined Company, renamed "Quarex Industries, Inc." The Principal Stockholders received an additional 1,400,000 shares of common stock, and the public owned approximately 28% of the combined Company compared to 38% of Quarex. In January 1993, the combined Company's name was changed to "Western Beef, Inc."

               The Company leases retail food stores, office and warehouse facilities from affiliates of the Principal Stockholders. Pursuant to the Agreement of Combination, independent appraisals were obtained of the rentals under all then existing Company leases in which the Principal Stockholders had an interest as landlord or tenant (other than one food store lease which was fixed on a formula basis). Any necessary revisions were made effective as of January 4, 1992, so that in the aggregate, such rentals did not exceed fair market value. Any PSL/Southern leases in which the Principal Stockholders had an interest have been amended wherever necessary, so that the rentals thereunder do not exceed fair market value. In addition, Management and the Principal Stockholders agreed that any future leases from such affiliates would be based on fair market value as established by independent appraisal.

FISCAL 1996 DEVELOPMENTS

               The Company opened two new retail supermarkets in 1996, bringing the total number of open supermarkets to nineteen. The Company completed the renovation of two other existing supermarkets including an 8,000 square foot expansion of its College Point Boulevard store at a cost of approximately $2,200,000. The Company began a "Central Cutting" operation which processes various meat, cheese and fish products. These products are cut into convenient sizes by the Company's employees, vacuumed packed and distributed to the Company's supermarkets. This operation produces uniform packaging, saves expensive store butcher labor costs and employs new packaging concepts which reduce moisture and eliminate bacteria. As a result, product shelf life is increased from one week to as much as six weeks. Consequently spoilage is significantly reduced and customer acceptance is increased.

              In March 1996 the Company exercised a $3,000,000 purchase option for its Steinway Street store which had previously been leased from a non-affiliated entity. The Company also began a major renovation of its Metropolitan Avenue store. The Company intends to change the principal lay-out of the Metropolitan Avenue store by installing new floors, shelving, food display freezers and cases. The Company also intends to make extensive improvements to its plumbing, electric and refrigeration systems and parking lot. Projected costs of these renovations, which are expected to be completed around August 1, 1997 are approximately $1,500,000.

              To pay for these and other capital improvements, the Company: (1) used cash flow from operations, (2) borrowed $3,000,000 from a finance company at 8.25% per annum payable in monthly installments of $25,562 with a balloon payment of $2,084,000 due on March 18, 2006; (3) took down $2,369,000 at 7.75%
per annum, payable over a five year period, from a $3,000,000 credit facility obtained from a finance company in 1995 and (4) borrowed $1,002,000 from another finance company payable over a five year period at 7.55% per annum. The Company also has a $3,000,000 working capital line of credit, all of which is available to fund future operating and construction programs, from its bank.

              In September 1996 the Company and The Brooklyn Union Gas Company ("BUG") entered into an agreement to evaluate the performance of a natural gas fired engine refrigeration system (the "System") which will be installed at the Company's Metropolitan Avenue supermarket. BUG will retain title to the System for the eighteen month term of the agreement. Thereafter, title will be transferred to Western Beef upon payment of $1.00. The Company will pay for all installation costs of the System and any auxiliary equipment needed for its installation. BUG will pay for the System, valued at approximately $240,000, as well as delivery charges and maintenance of the System during the eighteen month test period. BUG has the right to publicize the System, subject to the Company's approval, and to bring visitors in to exhibit the System for publicity purposes during normal business hours.

              The Company's retail and wholesale segments continue to improve their operating efficiencies through automation. In 1996, the Company completed the installation of an integrated data and voice wide area network ("WAN") connecting the main office and distribution centers with all its retail outlets. The Company's largest store, located on Metropolitan Avenue in Ridgewood, Queens, New York, has automated purchasing and inventory operations on the WAN by means of real time wireless hand held terminals. The Company plans to continue the implementation of this automated purchasing and inventory technology to more of its stores in 1997. During 1996, the Company automated data collection from its supermarket check-out scanning systems to reduce the time required to produce financial and merchandise analyses. The Company has increased supplier participation in its Electronic Data Interchange ("EDI") invoicing program which will improve merchandise inventory controls and create administrative processing efficiencies.

              The foundation of Western Beef's systems technology is its centralized client-server fast information system. This system supports the Company's retail store check-out scanners, purchase ordering, time management and perishable scale systems. The system also integrates Western Beef's distribution center databases which, along with the Company's store applications, consolidates into a complete accounting application to provide for timely and effective management reporting.

RETAIL OPERATIONS

               Western Beef operates nineteen retail supermarkets in the New York Metropolitan area under the trade name "Western Beef." Its first two stores were opened in 1973 and 1979. In the late 1980's, Management decided to pursue a more aggressive growth and expansion program consisting of new store acquisitions and remodeling and/or closing of smaller stores. Since that time, the Company has continued to search for suitable locations in the New York Metropolitan area to open up new stores. In 1996 and 1995 the Company opened two and three stores, respectively. No stores were opened in 1994.

               For the years 1996, 1995, and 1994, the Company's retail capital expenditures were $12,933,000, $9,027,000 and $2,801,000 respectively.

               All stores are owned or leased by separate subsidiaries of the Company, with the exception of two subsidiaries, which each have two stores. Most are free standing. All stores are open seven days a week including evenings, and are high-volume operations most of which are in refrigerated, warehouse-type facilities, divided into separate areas kept at different temperature. Non-perishable items are displayed in an area maintained at normal room temperature. In most of the Company's stores, meat is displayed in large refrigerated rooms and the Company sells both bulk meat, which is custom cut by its store butchers, as well as a full variety of pre-packaged meats. In seventeen of its stores the Company sells produce which is displayed in refrigerated cases maintained at 37 degrees Fahrenheit where moisture content may be regulated by automatic misting equipment. Dairy and deli products are sold in separate areas of the Company's stores, maintained at 30-40 degrees Fahrenheit. Most of the Company's stores also contain stand-alone freezers which maintain temperatures suitable for storage of frozen foods such as, ice cream, frozen vegetables and frozen entrees. The Company's stores also sell a complete line of dry groceries and non-food products such as, paper products and household utensils.

               Four of the Company's stores operate scratch brick oven bakeries which bake a large variety of old world bread and rolls from basic ingredients. One of these stores supplies three other stores with fresh baked goods. It is anticipated that as capacity permits these baked goods will be introduced into all of the Company's stores. Thirteen stores also operate full service delicatessen departments which cut to order the various cheeses and processed meats displayed. The Company's other stores have self-service delicatessen departments.

               The Company promotes its "Western Beef" retail food stores in full color store circulars and local newspapers, generally at least once a week. In addition, advertisements are also placed on local radio stations and smaller cable television networks in both the English and Spanish languages. The Company distributes its weekly circulars door-to-door in selected neighborhoods and through insertions in local newspapers.

               The Company's nineteen retail supermarkets range in size from 9,000 square feet to 83,000 square feet, with an average of 30,000 square feet per store. They are supported by Company warehouses totalling 165,000 square feet. In 1996, approximately 52% of the Company's retail purchases were derived from the Company's warehouses; the remaining purchases being delivered directly to the stores from manufacturers or wholesalers. The largest outside supplier to the Company is White Rose Food ("White Rose") whose president is a member of the Company's Board of Directors. In 1996 White Rose accounted for approximately 12% of the Company's retail purchases. In 1996, no other supplier accounts for a material percentage of the Company's purchases. Management believes that the loss of White Rose as a supplier would not have a long term adverse effect on the Company's performance since the Company currently has access to several other similar suppliers.

                During 1996, the Company increased both the number and diversity of the products marketed under the Western Beef brand label. Purchases of these products, which are brought from national and local food manufacturers, totalled approximately $14,840,000 and $10,610,000 in 1996 and 1995 respectively. Western Beef brand products are generally well accepted by the Company's retail customers and more Western Beef brand products will continue to be introduced. In general, Western Beef brand products, which are priced 20% to 50% lower than the comparable national brand products, generate higher gross profit margins than brand name merchandise.

WHOLESALE OPERATIONS

               The Company also conducts a wholesale food business. It purchases beef, pork, poultry and provisions directly from major slaughterhouses, meat and poultry processors and other suppliers on a daily basis to ensure a supply of fresh products and to be responsive to customer needs. Additionally, the Company warehouses and distributes grocery, produce, dairy and frozen food products to its own retail food stores.

               The Company distributes these products from its warehouses in Ridgewood, New York, which operate 24 hours a day. On average, the perishable inventory is turned over more than once per week. Not withstanding such turnover, the wholesale business requires large amounts of working capital for financing inventory and accounts receivable.

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

COMPETITION

               The wholesale and retail segments of the food industry throughout the marketing areas served by the Company are competitive. These businesses are generally characterized by low profit margins, with earnings primarily dependent on rapid inventory turnover, careful cost control and the ability to achieve high sales volume.

               Competition manifests itself in virtually every aspect of the retail food business, including pricing, advertising and promotion, store size, location and attractiveness, hours of operation, product selection and quality, employee friendliness, service and parking facilities. Although Management believes the Company's retail stores price their products competitively, such pricing has been made possible principally because of the low overhead costs incurred by presenting the food in no-frills, warehouse type, bulk display settings in most of its stores without the typical shelving, lighting, decor and other amenities offered by most supermarkets. In the past the Company's retail food business has grown by opening food stores in locations in Metropolitan New York City areas where its stores were larger than existing independent supermarkets and convenience food stores and where there had been a limited presence of national or regional chain supermarkets. In recent years, however, the Company has experienced competition from larger supermarket chains, some of which have greater resources than the Company, as well as with other independent operators. Such competitors have and are likely to continue expanding by opening retail food stores within the Company's markets. Although Management believes it will be able to continue to compete on the basis of quality, price and reputation, there can be no assurances that it will be able to maintain or improve its current competitive position.

               Wholesale competition is based principally on price, quality and service, including the extension of favorable credit terms. Financially stronger wholesale competitors may be better suited to take advantage of distressed, "bargain" price opportunities, which arise during periods of over-supply, and to finance the cost of carrying large inventories and receivables during periods of market weakness. The wholesale division competes with several other companies on the wholesale level, some of which are larger than the Company and may have greater resources. Currently, there are adequate suppliers and multiple sources of the products which the Company distributes and sells. However, there is a trend towards concentration in the industry with many smaller suppliers being acquired by larger concerns.

GOVERNMENT REGULATION

               The food business is subject to, and affected by, substantial and complex federal, state and local laws and regulations that apply to the sale of food at both the wholesale and retail level, and it is required to obtain certain federal, state and local permits and/or licenses for accepting United States Department of Agriculture ("USDA") food stamps, and WIC (Women, Infants and Children) checks (assistance checks which can only be used to purchase certain dairy and grocery items), operating a bakery, processing meat, selling fresh and frozen produce and selling beer and wine coolers, and otherwise in order to conduct business. In addition, such regulation includes unannounced inspections by government officials investigating sanitary conditions, weights, measures and other matters. The Company believes it currently holds all licenses and permits required to conduct its business and is in compliance in all material respects with applicable regulations. For fiscal 1996, 1995 and 1994, respectively, food stamp sales accounted for approximately 22%, 25% and 24% of the Company's retail sales. There would be a material adverse effect on the Company if it were to suffer the loss of its USDA permits to accept food stamps or if the Government were to reduce or eliminate the food stamp program.

EMPLOYEES

               As of March 15, 1997, the Company's retail business employed approximately 1,900 people and its wholesale business employed approximately 100 people. There are no collective bargaining agreements covering any employees, and the Company considers its relationships with its employees to be satisfactory.

SEASONALITY

               No material portion of the Company's business is affected by seasonal fluctuations, except that sales are generally strongest around the holidays, particularly the Fourth of July and Easter.

ENVIRONMENTAL LAWS

               The Company is subject to various applicable federal, state, and local laws and regulations relating to environmental matters. Under such laws, the Company is exposed to liability primarily as an owner or operator of real property, and as such, the Company may be responsible for proper management or remediation of hazardous substances. Such substances for which the Company may be liable could include historic contamination of real property, asbestos-containing material in improvements, and hazardous substances and oils used in the course of regular business operations. Remediation requirements may be imposed whether or not the owner or operator knew of, or was responsible for, the presence of contamination by hazardous substances. Also, the presence of contamination may hinder the owner or operator's ability to lease or sell property, or to use the property as loan collateral.

              The Company believes that it does not have any material environmental liability and that compliance with environmental laws and regulations will not, individually or in the aggregate, have a material adverse effect on the Company's operations or its financial condition. There can be no assurance, however, that new or amended environmental laws or regulations or the future discovery of environmental conditions will not require additional expenditures by the Company.

DEPENDENCE ON MAJOR CUSTOMERS

              The business of the Company is not dependent on a single or a few customers.

ORDER BACKLOG

              The Company does not have any material backlog of orders.

RESEARCH AND DEVELOPMENT ACTIVITY

              The Company has not expended material amounts on research and development activities.

GOVERNMENT CONTRACTS

              Other than licenses to accept USDA food stamps and WIC checks (see "Government Regulation") the Company does not have any material contracts or sub-contracts with any governmental agency.

ITEM 2.  PROPERTIES-GENERAL

              The buildings utilized by the Company were constructed at various dates between 1918 and 1994. The warehouse facilities are considered to be in good condition. All of the Company's retail facilities have been opened or modernized in recent years and are also considered to be in good condition. The Company believes, to the best of its knowledge, that all its physical facilities both owned and leased, are suitable and adequate for their intended uses and purposes.

PROPERTY-RETAIL

              As of January 3, 1997, the Company owned four and leased fifteen of its open supermarkets. Nine of the leased supermarkets are rented from non-affiliated real estate developers and the other six are leased from entities owned by the Principal Stockholders (see "Item 1 BUSINESS HISTORY"). During 1996, the Company exercised an option to purchase the Steinway Street store property that it had previously leased from a non-affiliated real estate developer for $3,000,000.

              In 1996, the Company purchased two adjoining parcels of land for $323,000 in Brooklyn, N.Y. The Company intends to build its first outlet type store on this site. The Company expects that this store will open in late 1997, and will be approximately 10,000 square feet in size. Unlike conventional supermarkets, this store intends to sell food staples, most of which will be Western Beef products including pre-packaged meats, cheese and fish from our Central Cutting operation. The Company expects the building to be of pre-fab construction. Management believes this will result in low maintenance and overhead costs which in turn should result in high volume sales at a low gross profit.

               The Company's supermarkets are leased for terms, including options, of up to 40 years under leases which generally require the Company to pay for all real estate taxes, repairs and insurance. The average remaining life, including renewal options, on supermarkets leased from non-affiliates and from the Principal Stockholders is 26 and 11 years, respectively.

               The Company leases approximately 78,000 and 15,000 square feet of warehouse storage space for its grocery and produce distribution warehouses, respectively, and an additional 20,000 square feet of office, storage and cooler space in Ridgewood, New York, from entities owned by the Principal Stockholders.

PROPERTY-WHOLESALE

               Under a lease purchase agreement, the Company occupies a two-story warehouse building located in Ridgewood, New York, of approximately 178,000 square feet with an adjacent parking area, requiring annual base rental payments of approximately $251,000 per year with the final payment scheduled for August 2004, plus taxes, utilities and all other operating costs. The Company utilizes approximately half of the building for its wholesale operations and the remainder for its retail operations.

ITEM 3.   LEGAL PROCEEDINGS

               In 1996 the Company was subject to the following action:

               In Bock v. The Quarex Co. commenced in April 1991, in New York Supreme Court, Putnam County, plaintiffs sought to prevent a scheduled auction of certain collateral held by the Company as security for its loan to one of the plaintiffs in the original principal amount of $85,000 of which approximately $65,000 was outstanding. Thereafter, in a complaint served in March 1992, plaintiffs interposed three causes of action on behalf of themselves and a previously unnamed plaintiff, C.B. Foods, Inc., which was a customer of the Company's wholesale business, seeking (1) a declaration that the loan had been repaid; (2) compensatory damages of $30,000,000 and exemplary damages of $10,000,000 for fraud allegedly committed by the Company, and (3) compensatory damages of $2,000,000 and exemplary damages of $10,000,000 for abuse of process allegedly committed by the Company. In its answer, the Company denied liability and all material allegations of the complaint.

               Following motion practice and appeals addressed to the sufficiency and adequacy of the claims asserted, which resulted in the dismissal of plaintiffs' third claim for abuse of process, the parties engaged in extensive discovery procedures which are now completed. Plaintiffs have filed a note of issue placing this case on the trial calendar, and sought to have this action tried by a jury. On the grounds that the action sought a mixture of equitable and legal relief, the Company moved to strike the jury demand and compel a bench trial. The court granted the motion to strike the jury demand and plaintiffs have filed a notice of appeal from that order. The trial of this matter is scheduled to commence on September 9, 1997. The Company intends to continue vigorously defending this action. Although the Company believes it has meritorious defenses to this action, an evaluation of the likelihood of an unfavorable outcome cannot be made.

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

                                           PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

               The Company's Common Stock is traded over-the-counter in the NASDAQ National Market System ("NASDAQ") under the symbol "BEEF".

               The range of the high and low bid prices per share of the Common Stock during the last two fiscal years, listed under the name Western Beef, Inc. as reported by NASDAQ, is set forth below:


         FISCAL 1996                         HIGH                    LOW

       1ST    QUARTER                        8 1/8                   5 1/8
       2ND    QUARTER                        9 3/4                   8 1/8
       3RD    QUARTER                       11 1/8                   9 1/8
       4TH    QUARTER                       11 1/8                  10 1/4

         FISCAL 1995                         HIGH                    LOW

       1ST    QUARTER                        7 1/4                   6
       2ND    QUARTER                        6 3/4                   5 1/4
       3RD    QUARTER                        6 3/4                   5 3/4
       4TH    QUARTER                        6 5/8                   4 3/8


               As of March 14, 1997, there were 326 holders of record of the Company's Common Stock whose closing bid price on NASDAQ was $12 1/8 per share.

               The Company has never paid cash dividends on its Common Stock. Payment of dividends if any, will be within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company. At the present time, the Company's anticipated capital requirements are such that it intends to follow a policy of retaining earnings, if any, in order to finance the development of its business.

ITEM 6.  SELECTED FINANCIAL DATA

               The selected financial data set forth below is derived from the Company's consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report. See Management Discussion and Analysis of Financial Condition and Result of Operations.

                                       WESTERN BEEF, INC.
                                    SELECTED FINANCIAL DATA
                             (IN THOUSANDS EXCEPT PER SHARE DATA)

==================================================================================================
                          January 3,     December 29,    December 30,    December 31,    January 1,
                           1997 (2)          1995           1994            1993            1993
==================================================================================================
Net sales              $   340,873     $   301,387    $   291,886     $   274,107     $   297,777

Net income             $     5,989     $     4,934    $     4,773     $     4,422     $     4,309

Net income per
 share of common
 stock(1)              $      1.09     $       .90    $       .87     $       .81     $       .79

Total assets           $    74,499     $    63,313    $    54,731     $    48,530     $    37,033

Long-term
 obligations           $    11,011     $     7,691    $     7,224     $     5,614     $     1,789

==================================================================================================

  (1) Adjusted to reflect 10% stock split in January 1993.
  (2) Fifty-three week fiscal year. The other fiscal years have fifty-two weeks.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                The following should be read in conjunction with the Company's financial statements and the related notes included herein.

RESULTS OF OPERATIONS

FISCAL 1996 COMPARED TO FISCAL 1995

                For the year ended January 3, 1997, the Company achieved net income of $5,989,000 or $1.09 per share on net sales of $340,873,000 as compared to 1995 net income of $4,934,000 or $.90 per share on net sales of $301,387,000.

                The 13.1% increase in 1996 net sales over 1995 resulted from (1) the full year's sales of the three stores that opened in mid-1995; (2) the sales of the two stores that were opened in 1996; (3) an 8.8% increase in wholesale sales and (4) 1996 was a 53 week fiscal year whereas 1995 was a 52 week fiscal year. The sales of the new retail outlets raised retail sales as a percentage of total sales to 70% as compared to 69% in 1995.

                Gross profits for 1996 and 1995 were 24.2% and 24.0%, respectively. The retail segment contributed 89% of the gross profit for both years.

                Selling, general and administrative expenses expressed as a percentage of sales increased to 20.5% in 1996 from 20.2% in 1995. Included in 1996 selling, general and administrative costs were approximately $310,000 of store opening costs related to the two new stores that opened in 1996. 1995 selling, general and administrative costs included $1,200,000 of store opening costs related to the three stores that opened that year.

              RETAIL SEGMENT

Sales increased 15% due to the full year's results of the three stores that opened in 1995, the sales of the two stores that opened in 1996, and because 1996 was a 53 week fiscal year whereas 1995 was a 52 week fiscal year. Same store sales were up 1.11% for the year 1996 being a 53 week fiscal year. Gross profits for 1996 and 1995 were 30.6% and 30.8% respectively.
Income from operations for the retail segment increased 13% to $8,793,000 in 1996 from $7,781,000 in 1995.

               The Company expects competition in the retail segment from major chains as the Company expands and continues to open new retail supermarkets. Several of the Company's retail stores have been impacted by this competition; however, the Company believes that its ability to serve its customers with quality merchandise at the lowest price should allow it to stay profitable and maintain a significant part of its market share.

               In 1997 the Company expects to open two outlet type supermarkets late in the year. The Company expects that one of these stores will be on property purchased by the Company in 1996 and the other will be on property to be leased from an affiliate of the Principal Stockholders. The Company expects to renovate four existing stores including the extensive renovation of the Metropolitan Avenue store begun in 1996. The Company is actively seeking more sites for possible openings of new stores in 1997. There can be no assurance that the Company can implement this strategy in a timely manner or that such strategy, when implemented, will be successful.

               The Company's growth and expansion program is susceptible to the hazards inherent in building and construction, including delays, cost overruns and zoning issues. While in the past such issues have not materially affected the Company's growth and expansion program, there can be no assurance that in the future such issues will not delay the implementation of this program or have a material effect on this program and the Company.

               Same store sales for the eight weeks ended March 1,1997
were 6.45% below the sales for such stores for the same period of 1996 principally as a result of the extensive renovations being made in several of the Company's existing stores, unfavorable weather conditions and reductions in the U.S.D.A. Food Stamp Program.

               WHOLESALE SEGMENT

               Wholesale sales increased 8.8% to $101,162,000 in 1996 from $92,961,000 in 1995. The gross profit for 1996 and 1995 remained constant at the 1995 level of 8.9%. Income from operations decreased 16.6% to $924,000 from $1,108,000 in 1995.

               The wholesale division continued to have competition in its market segment in 1996 compared with 1995. The increase in sales was generated by higher sales to an existing supermarket chain customer and expanded sales in Philadelphia, PA arising from the business closure of a competitor of the Company. The decrease in income from operations resulted from higher delivery, general and administrative expenses.

               For the first ten weeks of 1997, wholesale sales were 5.9% lower than the comparable period in 1996 principally because the company has been eliminating high risk accounts to improve the profitability of the Company's wholesale segement.

               GENERAL

               In 1997, the Company plans to upgrade its centralized client-server host information system which will allow the Company to support the continued roll-out of its store automation systems. Hand-held and terminal applications in use at the Company's Metropolitan Avenue store and programs to control receiving and merchandising will be introduced into more of the Company's retail supermarkets.

              The Company is committed to technological excellence to enable it to remain profitable and competitive by controlling expenses and providing all of the latest services necessary for customer satisfaction.

              INCOME TAXES

              The effective tax rate of the Company for 1996 decreased to 43.3% from 45.5% resulting from the utilization of low income housing tax credits and lower state and local income taxes.

              The deferred tax asset on the Company's Balance Sheet resulted from temporary differences that accelerated the reporting of taxable income for income tax purposes. These temporary differences will reverse themselves in future periods and Management believes it will recover the entire amount. The deferred tax liability is a result of temporary differences in reporting depreciation expense for income tax and financial reporting purposes.

              The Company's investment in low income housing credits reduced the effective tax rate approximately 2.1% in 1996 and 1.6% in 1995. This investment in low income housing credits was made to offset the loss of the targeted jobs credit, which expired at the end of 1994.

              RECENT ACCOUNTING STANDARDS

              In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of"("SFAS No. 121"). SFAS No. 121 requires, among other things, impairment loss of assets to be held and gains or losses from assets that are expected to be disposed of, to be included as a component of income from continuing operations before taxes on income. The Company adopted SFAS No. 121 in fiscal 1996 and its implementation did not have a material effect on the consolidated financial statements.

              In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, " Accounting for Stock-Based Compensation ("SFAS No. 123"). SFAS No. 123 requires entities which have arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock either to record the fair value of the arrangements or to disclose the pro forma effects of the fair value of the arrangements. The Company has adopted the disclosure method of SFAS No.123. The adoption of this method did not affect the Company's financial position, operating results or cash flows.

              In 1997, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") SFAS No. 128 specified the computation, presentation, and disclosure requirement for earnings per share. SFAS No. 128 is effective for periods ending after December 15, 1997. The adoption of this statement is not expected to have a material effect on the consolidated financial statements.

FISCAL 1995 COMPARED TO FISCAL 1994

              For the fiscal year ended December 29, 1995, the Company achieved net income of $4,934,000 or $.90 per share on net sales of $301,387,000 as compared to 1994 net income of $4,773,000 or $.87 per share on net sales of $291,886,000.

              The 3.25% increase in net sales in 1995 over 1994 resulted mainly from the opening in 1995 of the three new retail outlets which raised overall retail sales as a percentage of total sales to 69% compared to 68% in 1994.

              Gross profits for 1995 and 1994 were 24.0% and 23.5%, respectively. The retail segment contributed 89% of the gross profit for both years.

              Selling, general and administrative expenses expressed as a percentage of sales increased to 20.2% in 1995 from 19.6% in 1994. Included in 1995 costs were approximately $1,200,000 of store opening costs related to the three new stores opened in 1995. No new stores were opened in 1994.

              RETAIL SEGMENT

              Sales increased 4.7% due to the opening of the three new stores in 1995. Same store sales were down 4.39% for the year. To combat the decline in same store sales, which had been trending downward for the past two years, the Company, in the second quarter of 1995, began a program of restructuring stores and improving advertising and merchandising. For stores open more than one year, this program has resulted in sales for the fourth quarter of 1995 which were approximately equal to the sales for such stores in the fourth quarter of 1994 and sales for the first eleven weeks of 1996, which were 1.57% above the sales for such stores for the same period of 1995. Gross profits for 1995 and 1994 were 30.8% and 30.7%, respectively. Income from operations for the retail segment increased 3% to $7,781,000 in 1995 from $7,661,000 in 1994.

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

              The wholesale division continued to have competition in its market area in 1995 compared with 1994. The increase in gross profits resulted from the continuing consolidation in the market place. The wholesale division is striving to expand its customer base as smaller competitors cease operation. Through March 3, 1996, wholesale sales were 15.5% higher than the comparable period in 1995.

INCOME TAXES

              There was no material change in the effective tax rate for 1995 as compared to 1994.

              The deferred tax asset on the Company's Balance Sheet results from temporary differences that accelerated the reporting of taxable income for tax purposes. These temporary differences will reverse themselves in future periods and Management believes it will recover the entire amount. The deferred tax liability is a result of temporary differences in reporting depreciation expense for income tax and financial reporting purpose.

              The Company's investment in low income housing credits reduced the effective tax rate approximately 1.6% in 1995. This investment in low income housing credits was made to offset the loss of the targeted jobs credit, which expired at the end of 1994.

LIQUIDITY AND CAPITAL RESOURCES

                   Net cash flow from operations was $9,111,000 for the year ended January 3, 1997. Utilizing this cash flow and monies borrowed in 1995 and 1996, the Company spent $13,121,000 primarily on equipment purchases and improvements at the two stores opened in 1996, the renovation of several older stores and the exercise of a $3,000,000 purchase option for one of the Company's retail locations which was previously leased from a non affiliated entity. The Company also repaid long-term debt of $2,276,000 in 1996.

                   The exercise of the store option was funded in March 1996 by a 20 year mortgage at 8.25% per annum with a balloon payment of $2,084,000 due March 18, 2006. The additions and improvements were funded by cash flow from operations and two finance company loans for $1,007,000 and $2,369,000 for five years at 7.55% and 7.75% interest per annum respectively.

                   The Company has available a $3,000,000 working capital line of credit which expires on June 30, 1997 from its bank. At January 3, 1997 the entire balance was available for use by the Company. The Company also has several financial institutions who would be available to finance new store equipment, usually over a five year period. One of these companies issued a $3,000,000 credit facility to Western Beef, $630,000 of which was available for use by the Company on January 3, 1997.

                   The Company presently owns or leases transportation equipment for distribution to its retail outlets and delivery to its wholesale customers. In 1995 the Company overhauled a significant portion of its transportation equipment by entering into 7 and 10 year leasing arrangements. The impact of the new fleet increased costs by approximately $200,000 per year. In 1996, however, the increase was offset in its entirety by fuel efficiencies and lower maintenance costs.

                   In 1997, the Company plans to utilize most of its available cash flow to fund capital expenditures for renovating existing stores and for opening new retail outlets. The Company expects that available cash flow from the wholesale segment will be used to expand its customer base which should result in higher levels of inventory and accounts receivable. There are no restrictions on the transfer of assets between segments and the Company intends to let each segment develop its own growth. Although Management believes that these expenditures will enable the Company to expand its customer base, there can be no assurance that this strategy will be successful.

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

        3.  Exhibits

               (3)(a) Certificate of Incorporation of the Company, as amended (1)

                  (b) Certificate of Amendment to the Certificate of Incorporation of the Company, dated
                       January 13, 1993 (3)

                  (c)  By-Laws of the Company (2)

              (10)(a)  Agreement of Combination (2)

                  (b)  Agreement of Merger (1)

                  (c)  Certificate of Merger (1)

              (21)     Subsidiaries

              (23)     Consent of BDO Seidman, LLP

              (27)     Financial Data Schedule

-------------------
               (1)     Incorporated by reference to the Form 8-K
                       Current Report filed November 13, 1992
                       (the "8-K").

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



                                           WESTERN BEEF, INC.

                                       By: /s/Peter Castellana, Jr., President
                                           -----------------------------------
                                           Peter Castellana, Jr., President


Date:         March 28, 1997

              PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.


             SIGNATURE                         TITLE                                  DATE
             ---------                         -----                                  ----
/s/Peter Castellana, Jr.                 Principal Executive                    March 28, 1997
===============================          Officer and Director
Peter Castellana, Jr.

/s/Chris Darrow                          Principal Financial                    March 28, 1997
===============================          and Accounting Officer
Chris Darrow

/s/Frank Castellana                      Chairman of the Board                  March 28, 1997
===============================
Frank Castellana

/s/Joseph Castellana                     Vice-Chairman of the                   March 28, 1997
===============================          Board
Joseph Castellana

/s/Stephen R. Bokser                     Director                               March 28, 1997
===============================
Stephen R. Bokser

/s/Arnold B. Becker                      Director                               March 28, 1997
===============================
Arnold B. Becker

/s/Richard G. Klein                      Director                               March 28, 1997
===============================
Richard G. Klein

                              WESTERN BEEF, INC.
                               AND SUBSIDIARIES

______________________________________________________________________________
                                             CONSOLIDATED FINANCIAL STATEMENTS
                                YEARS ENDED JANUARY 3, 1997, DECEMBER 29, 1995
                                                         AND DECEMBER 30, 1994

                                                  WESTERN BEEF, INC.
                                                    AND SUBSIDIARIES

                                                            CONTENTS



--------------------------------------------------------------------------------
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                           F-3

CONSOLIDATED FINANCIAL STATEMENTS:
   Balance sheets                                                            F-4
   Statements of income                                                      F-5
   Statements of stockholders' equity                                        F-6
   Statements of cash flows                                            F-7 - F-8
   Notes to consolidated financial statements                         F-9 - F-28

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Directors
Western Beef, Inc.

We have audited the accompanying consolidated balance sheets of Western Beef, Inc. and Subsidiaries as of January 3, 1997 and December 29, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended January 3, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Beef, Inc. and Subsidiaries as of January 3, 1997 and December 29, 1995, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 1997, in conformity with generally accepted accounting principles.



New York, New York
March 5, 1997

                        WESTERN BEEF, INC.
                         AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS
                  IN THOUSANDS, EXPECT PAR VALUE)

------------------------------------------------------------------------------------------------------------------------
                                                                     JANUARY 3,                    December 29,
                                                                       1997                             1995
------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT:
   Cash and cash equivalents                                           $  2,634                        $ 2,431
   Accounts receivable, net of allowance for doubtful
      accounts of $386 and $326                                           8,434                          8,754
   Inventories                                                           17,668                         15,959
   Prepaid expenses and other current assets                              1,461                          2,020
   Deferred income taxes                                                  1,253                            702
------------------------------------------------------------------------------------------------------------------------
        TOTAL CURRENT ASSETS                                             31,450                         29,866
PROPERTY, PLANT AND EQUIPMENT, NET                                       41,276                         31,733
OTHER ASSETS                                                              1,773                          1,714
------------------------------------------------------------------------------------------------------------------------
                                                                        $74,499                        $63,313
------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
   Current portion of long-term debt                                   $  2,391                        $ 1,997
   Current portion of obligations under capital leases                      455                            193
   Accounts payable                                                      11,414                         13,134
   Accrued expenses and other liabilities                                 5,862                          3,190
------------------------------------------------------------------------------------------------------------------------
        TOTAL CURRENT LIABILITIES                                        20,122                         18,514
DEFERRED INCOME TAXES PAYABLE                                             1,484                          1,249
LONG-TERM DEBT, NET OF CURRENT PORTION                                    7,764                          6,280
OBLIGATIONS UNDER CAPITAL LEASES, NET OF CURRENT PORTION                  3,247                          1,411
------------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                                                32,617                         27,454
------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTES 8 AND 9)
STOCKHOLDERS' EQUITY:
   Preferred stock, $.05 par value - shares authorized
      2,000; none issued                                                    -                              -
   Common stock, $.05 par value - shares authorized
      15,000; issued and outstanding 5,463                                  273                            273
   Capital in excess of par value                                        11,379                         11,379
   Retained earnings                                                     30,360                         24,371
   Deferred compensation                                                   (130)                          (164)
-----------------------------------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                                       41,882                         35,859
------------------------------------------------------------------------------------------------------------------------
                                                                        $74,499                        $63,313
------------------------------------------------------------------------------------------------------------------------

             See accompanying notes to consolidated financial statements.

                       WESTERN BEEF, INC.
                        AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME
                (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           JANUARY 3,              December 29,             December 30,
Year ended                                                    1997                     1995                     1994
------------------------------------------------------------------------------------------------------------------------
NET SALES                                                    $340,873                 $301,387                 $291,886
COST OF SALES                                                 258,402                  228,923                  223,382
------------------------------------------------------------------------------------------------------------------------
        GROSS PROFIT ON SALES                                  82,471                   72,464                   68,504
------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
   Rent expense - affiliates                                    2,737                    2,772                    2,783
   Selling, general and administrative expenses                70,017                   60,803                   57,277
------------------------------------------------------------------------------------------------------------------------
        TOTAL OPERATING EXPENSES                               72,754                   63,575                   60,060
------------------------------------------------------------------------------------------------------------------------
        INCOME FROM OPERATIONS                                  9,717                    8,889                    8,444
------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
   Rental income, net of expenses                                 906                      681                      592
   Interest income                                                164                      142                       92
   Other income                                                   838                      114                      278
   Interest expense                                            (1,071)                    (775)                    (708)
------------------------------------------------------------------------------------------------------------------------
        TOTAL OTHER INCOME                                        837                      162                      254
------------------------------------------------------------------------------------------------------------------------
        INCOME BEFORE PROVISION FOR INCOME TAXES               10,554                    9,051                    8,698
PROVISION FOR INCOME TAXES                                      4,565                    4,117                    3,925
------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                  $   5,989                $   4,934                $   4,773
------------------------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE OF COMMON STOCK                        $    1.09                $     .90                $     .87
------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON
   STOCK AND EQUIVALENTS OUTSTANDING                            5,503                    5,466                    5,463
------------------------------------------------------------------------------------------------------------------------

                See accompanying notes to consolidated financial statements.

                                                  WESTERN BEEF, INC.
                                                  AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  (IN THOUSANDS)

                                          Common stock                  Capital in
                                -------------------------------         excess of            Retained       Deferred
                                   Shares             Amount            par value            earnings     compensation
------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1993          5,463              $273              $11,516             $14,664        $          -
Net income for 1994                    -                 -                    -                4,773                   -
------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 30, 1994          5,463               273               11,516              19,437                   -
Net income for 1995                    -                 -                    -                4,934                   -
Other                                  -                 -                  (305)                 -                    -
Granting of below-market
   options                             -                 -                   168                  -                (168)
Amortization of deferred
   compensation                        -                 -                    -                   -                    4
------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 29, 1995          5,463               273               11,379              24,371               (164)
Net income for 1996                     -                 -                    -               5,989                   -
Amortization of deferred
   compensation                         -                 -                    -                   -                  34
------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 3, 1997            5,463              $273              $11,379             $30,360              $(130)
------------------------------------------------------------------------------------------------------------------------

                   See accompanying notes to consolidated financial statements.

                                               WESTERN BEEF, INC.
                                               AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS)

                                                     JANUARY 3,            December 29,               December 30,
Year ended                                              1997                   1995                       1994
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                      $   5,989                 $  4,934                  $ 4,773
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                  3,395                    2,747                    2,641
        Provision for losses on accounts receivable      611                      539                      419
        Deferred income taxes                          (316)                      916                      785
        (Gain) loss on disposal of fixed assets         (20)                       19                        -
        (Increase) decrease in assets:
           Accounts receivable                         (291)                  (2,386)                    (652)
           Inventories                               (1,709)                  (2,620)                  (1,348)
           Prepaid expenses and other current assets     559                      780                  (1,166)
           Other assets                                 (59)                      240                      172
        (Decrease) increase in liabilities:
           Accounts payable                          (1,720)                      537                    (149)
           Accrued expenses and other liabilities      2,672                    1,711                    (404)
------------------------------------------------------------------------------------------------------------------------
              NET CASH PROVIDED BY OPERATING
                ACTIVITIES                             9,111                    7,417                    5,071
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                             (13,121)                  (9,304)                  (3,229)
   Investment in low-income housing credits                -                  (1,067)                        -
   Proceeds from sale of property, plant and
      equipment                                          112                      228                        -
------------------------------------------------------------------------------------------------------------------------
              NET CASH USED IN INVESTING ACTIVITIES (13,009)                 (10,143)                  (3,229)
------------------------------------------------------------------------------------------------------------------------

                   See accompanying notes to consolidated financial statements.

                                 WESTERN BEEF, INC.
                                 AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (CONTINUED)

                                                              JANUARY 3,              DECEMBER 29,          DECEMBER 30,
YEAR ENDED                                                       1997                     1995                     1994
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   NET REPAYMENTS UNDER LINE OF CREDIT AGREEMENT             $       -               $       -                 $   (750)
   PROCEEDS ON ISSUANCE OF LONG-TERM DEBT AND
      CAPITAL LEASES                                             6,377                    2,777                   3,355
   PAYMENTS ON LONG-TERM DEBT AND CAPITAL LEASES                (2,276)                  (1,931)                 (1,165)
   ADVANCES TO AFFILIATES AND SHAREHOLDERS                           -                        -                     (51)
------------------------------------------------------------------------------------------------------------------------
              NET CASH PROVIDED BY FINANCING
                ACTIVITIES                                       4,101                      846                   1,389
------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                     203                   (1,880)                  3,231
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                     2,431                    4,311                   1,080
------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                         $ 2,634                  $ 2,431                 $ 4,311
------------------------------------------------------------------------------------------------------------------------
CASH PAID DURING THE YEAR FOR:
   INTEREST                                                    $ 1,071                  $   775                 $   708
   INCOME TAXES                                                  4,442                    2,741                   3,442
------------------------------------------------------------------------------------------------------------------------

                   See accompanying notes to consolidated financial statements.
                                      F-8

                                WESTERN BEEF, INC.
                                 AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-----------------------------------------------------------------------------

    1.   SUMMARY OF                     Description of Business
         SIGNIFICANT
         ACCOUNTING POLICIES

                                        Through its wholly-owned subsidiaries,
                                        Western Beef, Inc. (the "Company")
                                        operates high-volume, warehouse-type,
                                        retail food stores and a wholesale meat
                                        and poultry business. The retail stores
                                        serve the New York/New Jersey
                                        metropolitan area and the wholesale
                                        business operates principally in the New
                                        York, New Jersey, and Eastern
                                        Pennsylvania markets.

                                        Revenue Recognition

                                        The Company operates nineteen retail
                                        food stores, where revenue is recorded
                                        at the time the sale is made. (During
                                        1995 and 1994, the Company operated
                                        seventeen and fourteen retail stores,
                                        respectively.)

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

                                        Fiscal Year

                                        The Company uses a 52-53 week fiscal
                                        year, with the year ending on the Friday closest to December 31. The fiscal years ended January 3, 1997, December 29, 1995 and December 30, 1994 are referred to as 1996, 1995 and 1994, respectively, throughout the financial statements. 1996 includes 53 weeks and 1995 and 1994 include 52 weeks.

                               WESTERN BEEF, INC.
                                AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                        Inventories

                                        Inventories, consisting of meats,
                                        poultry, groceries and other food
                                        products held for resale, are stated at
                                        the lower of cost (first-in, first-out
                                        method) or market.

                                        Property, Plant and Equipment

                                        Property, plant and equipment are
                                        recorded at cost. Depreciation and
                                        amortization are computed on the
                                        straight-line method over the estimated
                                        useful lives of the assets. The building under capital lease (see Note 8) and leasehold improvements are being amortized over their useful lives. Repairs and maintenance are charged to operations. Renewals and improvements are capitalized. At the time property, plant and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the accounts, and any gain or loss is reflected in operations.

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

                                        Earnings Per Share of Common Stock

                                        Earnings per share of common stock are
                                        computed on the basis of the weighted
                                        average number of shares of common stock outstanding during the year and the dilutive effect of the assumed exercise of stock options.

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

                               WESTERN BEEF, INC.
                                AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

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

                                        Long-Lived Assets

                                        In March 1995, the Financial Accounting
                                        Standards Board issued Statement of
                                        Financial Accounting Standards No. 121,
                                        "Accounting for Impairment of Long-Lived
                                        Assets and for Long-Lived Assets to be
                                        Disposed of" ("SFAS No. 121"). SFAS No.
                                        121 requires, among other things,
                                        impairment loss of assets to be held and gains or losses from assets that are expected to be disposed of, be included as a component of income from continuing operations before taxes on income. The Company adopted SFAS No. 121 in fiscal 1996 and its implementation did not have a material effect on the consolidated financial statements.

                               WESTERN BEEF, INC.
                                AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                        Stock-Based Compensation

                                        In October 1995, the Financial
                                        Accounting Standards Board issued
                                        Statement of Financial Accounting
                                        Standards No. 123, "Accounting for
                                        Stock-Based Compensation" ("SFAS No.
                                        123"). SFAS No. 123 requires entities
                                        which have arrangements under which
                                        employees receive shares of stock or
                                        other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock to either record the fair value of the arrangements or disclose the pro forma effects of the fair value of the arrangements. In 1996, the Company has adopted the disclosure method of SFAS No. 123. The adoption of this method did not affect the Company's financial position, operating results or cash flows.

                                        Self-insurance

                                        The Company is primarily self-insured
                                        for workers' compensation, automobile,
                                        and general liability costs. The
                                        Company's insurance coverage provides
                                        that the Company is responsible for the
                                        first $250,000 of each reported claim
                                        with a total aggregate exposure of
                                        $2,690,000 for the policy period ended
                                        February 15, 1997. During 1996, based on actuarial estimates, the Company had incurred losses of approximately $2,388,000, of which approximately $546,000 has been paid as of January 3, 1997.

                                        Estimated Fair Value of Financial
                                         Instruments

                                        Statement of Financial Accounting
                                        Standards No. 107 ("SFAS No. 107"),
                                        "Disclosure about Fair Value of
                                        Financial Instruments", requires
                                        disclosures of fair value information
                                        about financial instruments for which it is practicable to estimate the value, whether or not recognized on the balance sheet. The fair value of financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, approximate their carrying value because of the current nature of these instruments. The carrying amounts of long-term debt and obligations under capital leases approximate fair value because the interest rates approximate current market rates.

                               WESTERN BEEF, INC.
                                AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                        Recent Accounting Standards

                                        In 1997, the Financial Accounting
                                        Standards Board issued Statement of
                                        Financial Accounting Standards No. 128,
                                        "Earnings Per Share" ("SFAS No. 128").
                                        SFAS No. 128 specifies the computation,
                                        presentation, and disclosure
                                        requirements for earnings per share.
                                        SFAS No. 128 is effective for periods
                                        ending after December 15, 1997. The
                                        adoption of this statement is not
                                        expected to have a material effect on
                                        the consolidated financial statements.


    2.   PROPERTY, PLANT AND            Property, plant and equipment consist of
         EQUIPMENT                      the following (in thousands):

                                                   JANUARY 3,       December 29,
                                                      1997              1995
-------------------------------------------------------------------------------
Land                                               $  2,703             $ 1,953
Buildings                                             4,053               1,430
Improvements                                         26,599              22,439
Machinery and equipment                              16,475              14,326
Property and plant under capital leases
   (Note 8)                                           4,969               2,747
Transportation equipment                                720                 944
Furniture and fixtures                                2,692               1,960
-------------------------------------------------------------------------------
                                                     58,211              45,799
Less:   Accumulated depreciation and
           amortization                              16,935              14,066
-------------------------------------------------------------------------------
   Net property, plant and equipment                $41,276             $31,733
-------------------------------------------------------------------------------

                               WESTERN BEEF, INC.
                                AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

    3.   NOTES PAYABLE -                During 1996, the Company renewed its
                                        agreement for a credit facility
         BANK                           that permits borrowings of up to
                                        $3,000,000, expiring June 30, 1997.
                                        The facility is available for working
                                        capital purposes and is unsecured.
                                        Interest on borrowings is payable at the rate of 1/2% over the bank's prime rate.
                                        During 1996, the Company had no
                                        borrowings under this facility. There is a compensating cash balance of $500,000 on any amounts outstanding under the credit agreement.


    4.   LONG-TERM DEBT                 Long-term debt consists of the following
                                        (in thousands):

                                                   JANUARY 3,      December 29,
                                                       1997            1995
--------------------------------------------------------------------------------
Installment notes payable, due in aggregate
   monthly installments of $220 including
   interest ranging from 6.7% to 10.9%, due at
   various times through 2001, collateralized
   by accounts receivable, inventory or
   equipment                                        $ 6,231              $ 7,179
Installment notes payable, due in aggregate
   monthly installments of $44 including
   interest ranging from 8.25% to 9.0%, due
   at various times through April 2006,
   collateralized by land                             3,924                1,098
--------------------------------------------------------------------------------
                                                     10,155                8,277
Less:  Current maturities                             2,391                1,997
--------------------------------------------------------------------------------
                                                    $ 7,764              $ 6,280
--------------------------------------------------------------------------------

                               WESTERN BEEF, INC.
                                AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                        As of January 3, 1997, long-term debt
                                        matures as follows (in thousands):

--------------------------------------------------------------------------------
1997                                                                    $  2,391
1998                                                                       2,047
1999                                                                       1,531
2000                                                                         923
2001                                                                         378
Thereafter                                                                 2,885
--------------------------------------------------------------------------------
                                                                         $10,155
--------------------------------------------------------------------------------

                                        At January 3, 1997, land, property and
                                        equipment with a net book value of
                                        $11,487,000 was pledged as collateral
                                        for the debt.


    5.   INCOME TAXES                   The income tax rate differed from the
                                        statutory Federal income tax rate
                                        as follows:


                                     1996               1995                1994
--------------------------------------------------------------------------------
Statutory Federal income
   tax rate                         34.0%              34.0%               34.0%
State and local income
   taxes, net of Federal
   income tax benefit                12.1               13.1                13.0
Utilization of low income
   housing tax credits (1)          (2.1)              (1.6)                   -
Other tax credits                       -                  -               (2.1)
Other                                (.7)                  -                  .2
--------------------------------------------------------------------------------
Effective tax rate                  43.3%              45.5%               45.1%
--------------------------------------------------------------------------------

                               WESTERN BEEF, INC.
                                AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

                                        (1)     The Company's effective tax rate
                                                for the years ended January 3,
                                                1997 and December 29, 1995 was
                                                reduced by 2.1% and 1.6% as
                                                a result of the utilization of
                                                low income housing tax credits
                                                of approximately $222,000 and
                                                $148,000, respectively. The
                                                Company has qualified low income
                                                housing tax credits of
                                                $1,659,000 which are available
                                                to reduce future regular Federal
                                                income taxes for the years
                                                ending 1997 through 2005.


                                        Provision for income taxes consists of
                                        the following (in thousands):


                                   1996                1995                 1994
--------------------------------------------------------------------------------
Federal:
   Current                        $2,744              $1,474              $1,809
   Deferred                         (183)                515                 393
--------------------------------------------------------------------------------
                                   2,561               1,989               2,202
--------------------------------------------------------------------------------
State and local:
   Current                         2,137               1,727               1,402
   Deferred                         (133)                401                 321
--------------------------------------------------------------------------------
                                   2,004               2,128               1,723
--------------------------------------------------------------------------------
                                  $4,565              $4,117              $3,925
--------------------------------------------------------------------------------

                               WESTERN BEEF, INC.
                                AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                        The following is a summary of the
                                        significant components of the Company's
                                        deferred tax assets and liabilities (in
                                        thousands):

                                                          1996             1995
--------------------------------------------------------------------------------
Deferred tax assets:
   Capitalized costs for income tax                   $  1,078          $    550
      purposes
   Accounts receivable allowance                           175               152
--------------------------------------------------------------------------------
        Deferred tax assets                           $  1,253          $    702
--------------------------------------------------------------------------------
Deferred tax liabilities:
   Investment in low income housing credit            $     42          $     51
   Depreciation and amortization                        (1,526)          (1,300)
--------------------------------------------------------------------------------
        Deferred tax liabilities                       $(1,484)         $(1,249)
--------------------------------------------------------------------------------


    6.   INVESTMENT TAX                 Included in other assets are investments
         CREDITS                        of approximately $974,000 which the
                                        Company made in two limited partnerships during 1995.

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


                                Number of          Exercise           Aggregate
                                 Options             Price                Price
--------------------------------------------------------------------------------
Outstanding at January 1,
  1993                          60,500               $  4.1322        $ 250,000

Exercised                      (57,475)                (4.1322)        (237,500)
--------------------------------------------------------------------------------
Outstanding at
   December 31, 1993 and
   December 30, 1994             3,025                  4.1322           12,500

Cancelled                        3,025                     -                 -
--------------------------------------------------------------------------------
Outstanding at
   December 29, 1995 and
   January 3, 1997                 -                    N/A                 N/A
--------------------------------------------------------------------------------

                               WESTERN BEEF, INC.
                                AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                        At January 3, 1997, the Company has two
                                        stock option plans, which are described
                                        below. The Company applies APB Opinion
                                        25, "Accounting for Stock Issued to
                                        Employees", and related interpretations
                                        in accounting for the plans. Under APB
                                        Opinion 25, because the exercise price
                                        of the Company's employee stock options
                                        generally equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

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

                               WESTERN BEEF, INC.
                                AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                                        SFAS No. 123 requires the Company to
                                        provide pro forma information regarding
                                        net income and earnings per share as if
                                        compensation cost for the Company's
                                        stock option plans had been determined
                                        in accordance with the fair value based
                                        method prescribed in SFAS No. 123.

                                        The accounting provisions of SFAS No.
                                        123 do not have a material effect on the Company's pro forma net income and earnings per share and thus have not been presented.


                                        The following table contains information on the 1995 Stock Option Plan and the 1995 Nonemployee Director Stock Option
                                        Plan:


                                                     Exercise          Weighted
                                    Option          price range         average
                                    shares           per share           price
--------------------------------------------------------------------------------
Balance, December 31,
   1994                               -          $            -           $   -
Granted                             81,949       $1.50 to $6.00           $3.93
--------------------------------------------------------------------------------
Balance, December 29,
   1995                             81,949       $            -           $3.93
Granted                             15,000       $         9.31           $9.31
Cancelled                           (7,000)      $5.88 to $6.00           $5.91
--------------------------------------------------------------------------------
Balance, January 3, 1997            89,949       $1.50 to $9.31           $4.67
--------------------------------------------------------------------------------

                                        As of January 3, 1997, 20% of the
                                        options granted in 1995 were
                                        exercisable. None of the options granted in 1996 were exercisable at January 3, 1997.

                                        As of January 3, 1997, 1,418,051 shares
                                        were available for future grants.


                                        Certain options were granted in 1995 at
                                        below-market exercise prices. Related
                                        compensation, totaling $168,000, was
                                        deferred and is being amortized over
                                        five years.

                               WESTERN BEEF, INC.
                                AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

    8.   COMMITMENTS                    Capital Leases

                                        The Company leases land, building and
                                        equipment used in its wholesale
                                        operations under lease agreements which
                                        are accounted for as capital leases. One agreement contains a purchase option, which gives the Company the right to purchase the land and building at any time during the 25-year lease term. The purchase price of the property declines ratably over the term of the lease. The agreement also provides for title of the property to automatically transfer to the Company at the end of the lease term.

                                        The following is an analysis of leased
                                        property and equipment under capital
                                        leases by major classification (in
                                        thousands):


                                                   JANUARY 3,       December 29,
                                                      1997              1995
--------------------------------------------------------------------------------
Land                                                $   650          $   650
Building                                              1,950            1,950
Equipment                                             2,369              147
--------------------------------------------------------------------------------
                                                      4,969            2,747
Less:  Accumulated amortization                       2,119            1,962
--------------------------------------------------------------------------------
                                                     $2,850          $   785
--------------------------------------------------------------------------------

                               WESTERN BEEF, INC.
                                AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                        Future minimum lease payments under
                                        capital lease obligations, together with the present value of the net minimum lease payments at January 3, 1997, were as follows (in thousands):


Year ending                                                               Amount
--------------------------------------------------------------------------------
1997                                                                     $   741
1998                                                                         785
1999                                                                         785
2000                                                                         785
2001                                                                         785
Thereafter                                                                   951
--------------------------------------------------------------------------------
                                                                           4,832
Less:  Amounts representing interest                                       1,130
--------------------------------------------------------------------------------
Present value of net minimum lease payments                                3,702
Less:  Current portion                                                       455
--------------------------------------------------------------------------------
                                                                          $3,247
--------------------------------------------------------------------------------
                                  F-22

                               WESTERN BEEF, INC.
                                AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                        Operating Leases

                                        In addition to the above capitalized
                                        leases, the Company also has commitments for various noncancellable operating leases which expire at various dates through December 2007. Many of the leases are with related parties (see
                                        Note 11). Some of the leases have
                                        renewal options and most contain
                                        provisions for passing through
                                        incremental costs. A few leases have
                                        purchase options (see below). Future
                                        minimum rental payments required under
                                        noncancellable operating leases at
                                        January 3, 1997 are as follows (in
                                        thousands):


Year ending                                                               Amount
--------------------------------------------------------------------------------
1997                                                                    $  5,148
1998                                                                       4,970
1999                                                                       5,088
2000                                                                       4,565
2001                                                                       4,283
Thereafter                                                                11,977
--------------------------------------------------------------------------------
Total future minimum rentals                                             $36,031
--------------------------------------------------------------------------------

                                        The following schedule shows the
                                        composition of total rent expense for
                                        all operating leases (in thousands):


Year ended                                                                Amount
--------------------------------------------------------------------------------
1996                                                                      $4,838
1995                                                                       4,195
1994                                                                       3,979
--------------------------------------------------------------------------------

                               WESTERN BEEF, INC.
                                AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                        The Company has entered into sublease
                                        agreements for some sections of the
                                        unoccupied space located at various
                                        facilities. Rental income from these
                                        subleases in 1996, 1995 and 1994 was
                                        $906,000, $681,000 and $592,000,
                                        respectively. The Company retains the
                                        right to sublease the additional
                                        unoccupied space. The subleases
                                        currently in effect provide for future
                                        rental income as follows (in thousands):


Year ending                                                               Amount
--------------------------------------------------------------------------------
1997                                                                     $   914
1998                                                                         898
1999                                                                         892
2000                                                                         905
2001                                                                         839
Thereafter                                                                 1,227
--------------------------------------------------------------------------------
                                                                          $5,675
--------------------------------------------------------------------------------


                                        Standby Letters of Credit

                                        The Company has outstanding standby
                                        letters of credit totalling $1,787,000
                                        to collateralize incurred but unpaid
                                        insurance claims.


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

                               WESTERN BEEF, INC.
                                AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                        In April 1991 in New York Supreme Court,
                                        Putnam County, an action was commenced
                                        against the Company to prevent a
                                        scheduled auction of certain collateral
                                        held by the Company as security for its
                                        loan to one of the plaintiffs in the
                                        original principal amount of $85,000 of
                                        which approximately $65,000 was
                                        outstanding. Thereafter, in a complaint
                                        served in March 1992, plaintiffs
                                        interposed three causes of action on
                                        behalf of themselves and a previously
                                        unnamed plaintiff, C.B. Foods, Inc.,
                                        which was a customer of the Company's
                                        wholesale business, seeking (1) a
                                        declaration that the loan had been
                                        repaid; (2) compensatory damages of
                                        $30,000,000 and exemplary damages of
                                        $10,000,000 for fraud allegedly
                                        committed by the Company; and (3)
                                        compensatory damages of $2,000,000 and
                                        exemplary damages of $10,000,000 for
                                        abuse of process allegedly committed by
                                        the Company. In its answer, the Company
                                        denied liability and all material
                                        allegations of the complaint. Following
                                        a motion by the Company, the court
                                        ordered plaintiffs' third cause of
                                        action for abuse of process dismissed
                                        for failure to state a claim and ordered all claims of C.B. Foods, Inc. struck from the complaint on the ground that it was not a party to the action.

                                        Discovery procedures have been completed and a trial of this matter is scheduled to commence on September 9, 1997. The Company intends to vigorously defend this action. The Company believes the resolution of this matter will not adversely affect its financial position.


   10.  PROFIT SHARING PLANS            The Company has a profit sharing plan,
                                        which covers all eligible employees. The plan allows for salary deferral arrangements under the provisions of
                                        Section 401(k) of the Internal Revenue
                                        Code. The Company does not contribute to this plan.

                                        Additionally, the Company has a
                                        noncontributory profit sharing plan for
                                        its employees. Funding requirements for
                                        the plan are nonobligatory. For 1996,
                                        1995 and 1994, the noncontributory
                                        profit sharing plan expense was
                                        $625,000, $602,000 and $547,000,
                                        respectively.

                               WESTERN BEEF, INC.
                                AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

   11.   RELATED PARTY                  The Company leases land, various retail
         TRANSACTIONS                   food stores and warehouse storage and
                                        office space, from affiliates of the
                                        principal stockholders under various
                                        leases which expire through June 2005.
                                        Rent expense relating to these leases
                                        was $2,737,000 for 1996, $2,772,000 for
                                        1995 and $2,783,000 for 1994 (see Note
                                        8). During the years ended January 3,
                                        1997 and December 29, 1995, the Company
                                        made capital expenditures of
                                        approximately $725,000 and $374,000,
                                        respectively, at leaseholds owned by
                                        affiliates of the principal
                                        stockholders.

                                        During 1996, 1995 and 1994, the Company
                                        purchased various food products in the
                                        amounts of $27,423,000, $21,954,000 and
                                        $20,206,000, respectively, from a
                                        company which has an officer who is a
                                        director in the Company. As of January
                                        3, 1997 and December 29, 1995, the
                                        Company had trade payables of $797,000
                                        and $1,117,000, respectively, due to the affiliate.

                                        The Company had sales to affiliates
                                        controlled by the Company's principal
                                        stockholders for 1996, 1995 and 1994 of
                                        $85,000, $528,000 and $4,333,000,
                                        respectively. In 1995, the Company
                                        acquired one of these affiliates.

                                        The Company does its banking at a bank
                                        which has an officer who was a member of the Company's Board of Directors until April 1, 1996. The credit facility described in Note 3 is with the same bank. The Company believes all bank terms and fees are at customary rates.

                               WESTERN BEEF, INC.
                                AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

   12.   SEGMENTS OF BUSINESS           The Company operates in two industry
                                        segments. The wholesale segment
                                        primarily sells poultry, beef, pork and
                                        provisions. The retail segment sells
                                        various meat and grocery items to the
                                        general public.


                                     1996               1995                1994
--------------------------------------------------------------------------------
                                                  (In thousands)
Net sales:
   Retail                          $239,711           $208,426          $199,084
   Wholesale                        101,162             92,961            92,802
--------------------------------------------------------------------------------
                                   $340,873           $301,387          $291,886
--------------------------------------------------------------------------------
Intersegment sales:
   Wholesale                      $  60,775          $  28,790          $ 12,111
--------------------------------------------------------------------------------
Income from operations:
   Retail                         $   8,793          $   7,781          $  7,551
   Wholesale                            924              1,108               893
--------------------------------------------------------------------------------
                                  $   9,717          $   8,889          $  8,444
--------------------------------------------------------------------------------
Identifiable assets:
   Retail                         $  60,475          $  49,124          $ 41,072
   Wholesale                         14,024             14,189            13,121
--------------------------------------------------------------------------------
                                  $  74,499          $  63,313          $ 54,193
--------------------------------------------------------------------------------
Depreciation and
   amortization:
      Retail                      $   3,214          $   2,541          $  2,401
      Wholesale                         181                206               240
--------------------------------------------------------------------------------
                                  $   3,395          $   2,747          $  2,641
--------------------------------------------------------------------------------
Capital expenditures:
   Retail                         $  12,933          $   9,027          $  2,801
   Wholesale                            188                424               428
--------------------------------------------------------------------------------
                                  $  13,121          $   9,451         $   3,229
--------------------------------------------------------------------------------

                               WESTERN BEEF, INC.
                                AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

   13.   QUARTERLY                      The summarized quarterly financial data
         INFORMATION                    presented below reflects all adjustments
         (UNAUDITED)                    which, in the opinion of management, are
                                        of a normal and recurring nature
                                        necessary to present fairly the results
                                        of operations for the periods presented.


Fiscal year ended January 3, 1997
--------------------------------------------------------------------------------
                     1st Quarter     2nd Quarter     3rd Quarter     4th Quarter
--------------------------------------------------------------------------------
Sales                    $79,349         $84,180         $85,167         $92,177
Gross profit
   on sales               19,589          20,014          20,680          22,188
Net income                 1,262           1,520           1,522           1,685
Net income per
   share of
   common stock              .23             .28             .28             .31
--------------------------------------------------------------------------------

Fiscal year ended December 29, 1995
--------------------------------------------------------------------------------
                     1st Quarter     2nd Quarter     3rd Quarter     4th Quarter
--------------------------------------------------------------------------------
Sales                    $67,574         $73,058         $78,407         $82,348
Gross profit
   on sales               15,526          17,705          19,209          20,024
Net income                   797           1,154           1,360           1,623
Net income per
   share of
   common stock              .15             .21             .25             .30
--------------------------------------------------------------------------------

                          SUPPLEMENTARY FINANCIAL DATA
                            FURNISHED PURSUANT TO THE
                            REQUIREMENTS OF FORM 10-K

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Directors
Western Beef, Inc.

The audits referred to in our report dated March 5, 1997 relating to the consolidated financial statements of Western Beef, Inc. and Subsidiaries, which is referred to in Item 8 of this Form 10-K, included the audits of the accompanying financial statement schedule for the years ended January 3, 1997, December 29, 1995 and December 30, 1994. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein for the three years ended January 3, 1997, December 29, 1995 and December 30, 1994.


                                BDO Seidman, LLP


New York, New York

March 5, 1997

                        WESTERN BEEF, INC.
                         AND SUBSIDIARIES

             CHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                         (IN THOUSANDS)

        Column A                      Column B                      Column C                      Column D                Column E
----------------------------------------------------------------------------------------------------------------------------------
                                                                   Additions
                                                          --------------------------
                                      Balance at          Charged to
                                     beginning of         cost and        Charged to                                Balance at end
      Description                        year             expenses        other accounts        Deductions *            of year
----------------------------------------------------------------------------------------------------------------------------------
Year ended January 3, 1997:
   Allowance for doubtful
      accounts                           $326               $611               $-                 $(551)               $386
----------------------------------------------------------------------------------------------------------------------------------
Year ended December 29, 1995:
      Allowance for doubtful
        accounts                         $142               $539               $-                 $(355)               $326
----------------------------------------------------------------------------------------------------------------------------------
Year ended December 30, 1994:
   Allowance for doubtful
      accounts                           $450               $419               $-                 $(727)               $142
----------------------------------------------------------------------------------------------------------------------------------

--------------
*  Uncollectible accounts written off, net of recoveries.

                              EXHIBIT INDEX


Exhibit No.                       Description
-----------                       -----------
     (3)(a)         Certificate of Incorporation of the Company, as amended
                    (1)

        (b) Certificate of Amendment to the Certificate of Incorporation of the Company, dated January 13, 1993
                    (3)

        (c)         By-Laws of the Company (2)

    (10)(a)         Agreement of Combination (2)

        (b)         Agreement of Merger (1)

        (c)         Certificate of Merger (1)

       (21)         Subsidiaries

       (23)         Consent of BBD Seidman, LLP

       (27)         Financial Data Schedule
       --------------------------
       (1) Incorporated by reference to the Form S-K Current Report filed November 13, 1992 (the "S-K").

       (2)          Incorporated by reference to Form C-4 File No. 33-44494

       (3)          Filed with the Annual Report on Form 10-K for the
                    Fiscal Year 1992