Form 10-K/A
period 1997-01-03
WESTERN BEEF INC /DE/
filed 1997-05-02
CIK 81942

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-1

                          AMENDMENT NO. 1 TO FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended January 3, 1997

                                       or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____TO_____

                           Commission File No. 0-4485

                               Western Beef, Inc.

              A Delaware Corporation I.R.S. Employer No. 13-3266114

                            47-05 Metropolitan Avenue
                            Ridgewood, New York 11385
                         Telephone Number (718) 417-3770

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common stock par value $.05 per share ("Common Stock")

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the $12 3/8 average of the closing bid and asked prices reported by NASDAQ/NMS on March 14, 1997 was $18,999,053.

As of March 14, 1997, the registrant had issued and outstanding 5,463,317 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

                                    PART III

Part III is amended and restated in its entirety as follows:

ITEM 10. Directors and Executive Officers of the Registrant


                        DIRECTORS AND EXECUTIVE OFFICERS


DIRECTORS                    PRINCIPAL OCCUPATION DURING THE PAST FIVE YEARS                               AGE
---------                    -----------------------------------------------                               ---

Joseph Castellana (1)        Vice-Chairman, Executive Vice-President-Retail Operations and                  39
                             Executive Assistant to the President and Chief
                             Executive Officer of the Company since March 1995;
                             prior to that, Vice-President and Secretary for
                             more than the past five years; Director of the
                             Company from 1982 through 1993 and since 1995.

Peter Castellana, Jr. (1)    President and Chief Executive Officer of the Company since March              37
                             1995; prior to that, Vice-President and President of Retail
                             Operations since May 1992; General Manager - Retail Operations of the
                             Company for more than the past five years; Director of the Company since 1995.

Stephen R. Bokser            President and Chief Executive Officer of White Rose Food, a wholesale          54
                             distributor and a division of Di Giorgio Corp. for more than the past five years; Director of Di Giorgio Corp; Director of the Company since 1993.

Arnold B. Becker             President of the Arnold Becker Group, Inc., provider of management             62
                             consulting services to retail companies since February 1996; prior to that President of Vendamerica, Inc., the U.S. investment arm of
                             Vendex International N.V. for more than the past five years; Director of the Company since 1995.

DIRECTORS NOT SEEKING
 RE-ELECTION

Frank Castellana (1)         Executive Vice-President - Planning and Development since February             41
                             1997; prior to that, Chairman and Executive Vice-President -
                             Wholesale Operations of the Company since March 1995; prior to that,
                             President of the Company for more than the past five years.

Richard G. Klein             Partner at the law firm of Hofheimer, Gartlir & Gross, LLP, since              48
                             February 1995; prior to that, Partner at the law firm of Bondy &
                             Schloss for more than the past five years.

NON-DIRECTOR EXECUTIVE
 OFFICERS

Michael Castellana (1)       Senior Vice-President-Retail Operations of the Company since March             33
                             1995; prior to that, General Manager-Produce Division of the Company for more than the past five years.

Chris Darrow                 Chief Financial Officer of the Company since March 1997; prior to              40
                             that, Vice-President and Controller of Waldbaums, Inc., a subsidiary of The Great Atlantic & Pacific Tea Co., for more than the past five years.

Peter R. Admirand            Controller-Retail Operations, for more than the
                             past five years; Secretary of the Company since March, 1995.

-----------
(1) Joseph Castellana, Peter Castellana, Jr., Frank Castellana and Michael Castellana are siblings.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in beneficial ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

         Based solely upon its review of copies of such reports furnished the Company through the date hereof, and written representations that no reports were required to be filed, the Company believes that during the fiscal year ended January 3, 1997, all filing requirements applicable to its officers, directors and ten percent stockholders were complied with, subject to the exceptions set forth below.

         Peter R. Admirand, Secretary and Controller - Retail Operations of the Company, did not file a Statement of Changes in Beneficial Ownership of Securities on Form 4 in connection with the grant of an Employee Stock Option on November 13, 1995. Mr. Admirand filed an Annual Statement of Changes in Beneficial Ownership on Form 5 disclosing this event on April 21, 1997.

         Arnold B. Becker and Stephen R. Bokser, each a Director of the Company, did not file a statement of Changes in Beneficial Ownership of Securities on Form 4 in connection with grants of Non-Employee Director Stock Option, on June 13, 1995 and June 12, 1996, respectively. Messrs. Becker, and Bokser each filed an Annual Statement of Changes in Beneficial Ownership on Form 5 disclosing these events on April 29, 1997 and April 23, 1997, respectively.

         Chris Darrow, Chief Financial Officer of the Company, did not file an Initial Statement of Beneficial Ownership of Securities on Form 3 in connection with his appointment to the position of Chief Financial Officer of the Company, on March 3, 1997. Mr. Darrow filed an Initial Statement of Beneficial Ownership of Securities on Form 3 disclosing this event on April 23, 1997.

         Robert C. Ludlow, Senior Vice-President of the Company, did not file a Statement of Changes in Beneficial Ownership of Securities on Form 5 in connection with a grant of an Employee Stock Option on November 13, 1995. Mr. Ludlow filed an Annual Statement of Changes in Beneficial Ownership on Form 4 disclosing this event on April 10, 1997.

ITEM 11. Executive Compensation

                             EXECUTIVE COMPENSATION

General

         The following table sets forth information as to the compensation of the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company (the "named executive officers") for services in all capacities to the Company and its subsidiaries during fiscal years 1996, 1995 and 1994.

                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION


                                            ANNUAL COMPENSATION            LONG-TERM
                                                                          COMPENSATION
                                          ----------------------          ------------
                                                                             AWARDS
                                                                           SECURITIES                 ALL OTHER
NAME AND                                                                   UNDERLYING             COMPENSATION $(2)
PRINCIPAL POSITION               YEAR      SALARY $(1)  BONUS $(1)         OPTIONS (#)
------------------               ----      -----------  ----------         -----------            -----------------

Frank Castellana.............    1996        $333,320     $87,316              --                      $6,000
  Chairman and Executive         1995         330,000      70,417              --                       6,000
  Vice-President                 1994         312,000      75,133              --                       6,000

Joseph Castellana............    1996         369,309     106,376              --                       6,000
  Vice-Chairman and              1995         330,000      70,417              --                       6,000
  Executive Vice-President       1994         330,000      75,133              --                       6,000

Peter Castellana, Jr.........    1996         591,347     170,285              --                       6,000
  President and CEO              1995         575,000     124,583              --                       6,000
                                 1994         390,000      75,133              --                       6,000

Michael Castellana...........    1996         284,550      82,214              --                       6,000
  Senior Vice-President          1995         275,000      59,383              --                       6,000
                                 1994         280,559      69,999              --                       6,000

Robert C. Ludlow.............    1996         154,659      25,249              --                       6,000
  Senior Vice-President          1995         151,250      16,250            3,000                      6,000
  and CFO                        1994          93,500      15,818              --                         N/A
------------------------------

(1) Amounts shown include cash compensation earned by the named executive officers during each respective year covered, including amounts deferred, if any, at the election of those officers. Bonuses are shown for the year in which they were earned.

(2) Amounts shown represent the Company's contributions to its Profit Sharing Plan.

                        OPTION GRANTS IN LAST FISCAL YEAR

         No options or stock appreciation rights ("SARS") were issued to the named executive officers during the Company's 1996 fiscal year.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

         The following table provides information on option exercises by each of the named executive officers during the past fiscal year, and the value of such officers unexercised options at January 3, 1997, the last day of the Company's fiscal year. No SARS were outstanding during this period.

                                                          NUMBER OF                       VALUE OF
                                                    SECURITIES UNDERLYING               UNEXERCISED
                SHARES ACQUIRED                      UNEXERCISED OPTIONS            IN-THE-MONEY OPTIONS
                                    VALUE        AT FISCAL YEAR END #(1)(3)       AT FISCAL YEAR END $(2)
NAME              ON EXERCISE      REALIZED      Exercisable      Unexercised    Exercisable   Unexercisable
----              -----------      --------      -----------      -----------    -----------   -------------

Robert C. Ludlow       -0-           -0-             600             2,400          2,625         10,500


(1) All options were granted under the 1995 Stock Option Plan for Employees. All options are fully exercisable five years after grant (with 20% becoming exercisable each year on the first through fifth anniversaries of the date of grant). The exercise price may be paid in cash, by the surrender of currently owned Common Stock (valued at 100% of market price) or by the delivery to the Company of a copy of irrevocable instructions to a stockbroker to sell shares of Common Stock to be acquired upon exercise of the option and to deliver promptly to the Company an amount sufficient to pay such purchase price or by any combination of the methods of payment described above.

(2) Amounts in the column represent closing market price of the Company's Common Stock on January 3, 1997 ($10.375), minus the exercise price of the option with respect to all of the shares underlying the option. All options were granted at 100% of market price on the date of grant. The term in-the-money refers to options having an exercise price less than the relevant market price.

(3) Robert C. Ludlow exercised his option to purchase 600 shares of the Company's Common Stock and forfeited his options to purchase an additional 2,400 shares of Common Stock upon his resignation from Western Beef on March 5, 1997.

Compensation Committee Interlocks And Insider Participation

         The Compensation Committee establishes executive compensation. Director of the Company, Stephen R. Bokser is President and Chief Executive Officer of White Rose Food. It is anticipated that Mr. Bokser will hold such position after being appointed a member of the Compensation Committee. During 1996, 1995 and 1994, the Company purchased various food products in the amounts of $27,423,000, $21,954,000 and $20,206,000 from White Rose Food. As of January 3, 1997 and December 29, 1995, the Company had trade payables of $797,000 and $1,117,000 respectively, due to White Rose Food.

         The Company has retained the law firm of Hofheimer, Gartlir & Gross, LLP to represent it in certain matters. Mr. Richard G. Klein, a Director of the Company and a member of the Compensation Committee, is a partner in such law firm. Payments for services rendered by Mr. Klein's law firm to the Company were not material to either such law firm or the Company and were consistent with fees charged by other law firms for similar services.

         Daniel M. Healy, a former Director of the Company who resigned from the Board of Directors on April 1, 1996, is Executive Vice-President and the Chief Financial Officer of North Fork Bancorporation, Inc. (the "Bank") and held such positions while he was a Director of the Company and a member of the Compensation Committee. During 1995 and 1994, the Company had credit facilities with the bank that permitted borrowings of up to $3,000,000. As of December 29,1995 and December 30, 1994, the Company was indebted to the Bank in the amounts of $360,677 and $0, respectively. The Company believes that all Bank terms and fees are at customary rates.

                            COMPENSATION Of DIRECTORS

Compensation Of Non-Employee Directors

         Pursuant to the Company's compensation policy, each non-employee director shall receive a $5,000 annual retainer to be paid in quarterly installments of $1,250; a deferred compensation payment of $5,000 for each full year that such person serves as a member of the Board; and an annual grant of Options to purchase 5,000 shares of the Company's Common Stock at a price equal to the fair market value of the Common Stock on the date of grant. The Options shall be automatically granted on the date of the Company's Annual Meeting of Stockholders without further action by the Board of Directors. Such Options shall vest and become exercisable one year from the date such Option is granted. Each non-employee director shall also receive a payment of $1,000 for each meeting of the Board that such member attends to cover travel and related expenses.

         In addition, all members of the Board are indemnified by a standard Directors and Officers liability policy in a manner consistent with the requirements of Delaware law. Pursuant to the Certificate of Incorporation of the Company, the Company indemnifies all members of the Board to the fullest extent possible under the General Corporation Law.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth beneficial ownership (determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") of the Company's Common Stock (being the Company's only voting securities) by each Director, each named executive officer designated in the section of this Proxy Statement captioned "Executive Compensation", all Directors and named executive officers as a group, and each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act), known by the Company to own more than 5% of the Common Stock as of March 14, 1997. The Company has been advised that except as otherwise indicated in the notes to such table, all those listed have the sole power to vote and dispose of the number of shares set forth opposite their respective names, and their respective addresses are in care of the Company:

                                                       NUMBER OF SHARES
          NAME OF BENEFICIAL OWNER                    BENEFICIALLY OWNED                      % OF CLASS
          ------------------------                    ------------------                      ----------

PSL Foods, Inc. (1)                                       1,690,007                               30.9
Camile Magliocco (2)(3)                                     446,126                                8.2
Joseph Castellana (2)(4)(5)                                 486,138                                8.9
Frank Castellana (2)(4)(6)                                  453,529                                8.3
Peter Castellana (2)(4)(7)                                  446,126                                8.2
Michael Castellana (2)(4)(8)                                406,114                                7.4
Stephen R. Bokser (4)                                        10,000                                *
Richard G. Klein (4)                                          5,000                                *
Arnold B. Becker (4)                                         10,000                                *
Robert C. Ludlow (4)(9)                                         600                                *
All directors and executive officers as a
group (nine persons) (10)                                 3,507,114                               64.2

------------
*    Less than 1% of the outstanding Common Stock

(1) PSL Foods, Inc. is owned in equal proportions by the individuals named in note (2) below.

(2) Frank Castellana, Joseph Castellana, Peter Castellana, Jr., Michael Castellana and Camile Magliocco are siblings.

(3)  Includes 32,818 shares owned by the minor children of Camile Magliocco.

(4) Member of the Company's Board of Directors and/or a named executive officer of the Company. Includes options to purchase 10,000, 5,000 and 10,000 shares of Common Stock for Messrs. Bokser, Klein and Becker, respectively.

(5) Includes 38,968 shares owned by the wife and minor children of Joseph Castellana.

(6) Includes 17,528 shares owned by the wife and minor children of Frank Castellana.

(7) Includes 158,048 shares owned by the wife and minor children of Peter Castellana, Jr.

(8) Includes 22,234 shares owned by the wife and minor children of Michael Castellana.

(9)   Mr. Ludlow resigned from the Company as of March 5, 1997.

(10) Includes shares owned by PSL Foods, Inc. also includes options to purchase 25,200 shares of Common Stock held by certain Directors and Executive Officers

ITEM 13. Certain Relationships and Related Transactions

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For more than a decade, the Company and the members of the Castellana family (collectively, the "Principal Stockholders") have had continuing relationships simultaneously as lessors and lessees, suppliers and customers and debtors and creditors. They have also shared certain management personnel and certain administrative functions, such as insurance, advertising and payrolls, and have attempted to allocate the common costs fairly. In October 1992 the parties consummated, an Agreement of Combination ("the Combination") pursuant to which (1) the Company and the food business of the Principal Stockholders were combined under a publicly traded successor Delaware corporation, (2) the 3,566,796 shares of the Company's then outstanding Common Stock were converted, on a share-for-share basis, into Common Stock of such successor corporation and
(3) the Principal Stockholders became beneficial owners of an additional 1,400,000 shares of Common Stock, giving them beneficial ownership of approximately 72% of such Common Stock (compared to their former beneficial ownership of approximately 62%).

         The Principal Stockholders, as lessors, amended the leases of the Company's food stores transferred to the Company, so that as of the closing of the Combination the rentals thereunder did not exceed fair market value as determined by independent appraisal. In addition, Management and the Principal Stockholders agreed to obtain independent appraisals of rentals under all other Company leases in which the Principal Stockholders have an interest as landlord or tenant (other than one store rental which was fixed on a formula basis), and to make any necessary revisions so that, in the aggregate, such rentals do not exceed fair market value. All such revisions were made effective as of January 4, 1992. It now is the Company's policy to obtain independent appraisals in connection with new leases entered into with the Principal Stockholders.

         In March 1997, certain subsidiaries of the Company entered into new leases with affiliates of the Principal Stockholders for two locations where the Company currently operates retail food stores. These leases increased the rent paid under the prior leases and also increased the terms of such leases. Prior to entering into the leases, the Company obtained independent appraisals of the values of the leases. The Board of Directors of the Company, including the independent Directors, unanimously approved these transactions.

         The Company leases land, various retail food stores and warehouse storage and office space, from affiliates of the Principal Stockholders under various leases which expire through June 2015. Rent expense relating to these leases was $2,737,000 for 1996, $2,772,000 for 1995 and $2,783,000 for 1994.
During the years ended January 3, 1997 and December 29, 1995, the Company made capital expenditures of approximately $725,000 and $374,000, respectively, at leaseholds owned by affiliates of the Principal Stockholders.

         The average square foot rental for property from the Principal Stockholders is $4.02 per square foot as compared with an average square foot rental of $5.01 for property leased from third party landlords.

         As of January 3, 1997, December 29, 1995 and December 30, 1994, the Company had advances due from the Principal Stockholders and affiliated entities of approximately $0, $12,000 and $418,000, respectively. These advances were unsecured and non-interest bearing and were repaid in full.

         The Company had sales to affiliates controlled by the Company's Principal Stockholders for 1996, 1995 and 1994 of $85,000, $528,000 and $4,333,000 respectively. In 1995, the Company acquired one of these affiliates which owed the Company approximately $52,000 at December 29, 1995. No compensation was paid by the Company for the acquisition of this affiliate.

         During 1996, 1995 and 1994, the Company purchased various food products in the amounts of $27,423,000, $21,954,000 and $20,206,000 respectively, from
White Rose Food, of which Stephen R. Bokser, a Director of the Company, is an officer. As of January 3, 1997 and December 29, 1995 the Company had trade payables of $797,000 and $1,117,000, respectively, due to the affiliate.

         The Company has retained the law firm of Hofheimer, Gartlir & Gross, LLP to represent the Company in certain matters. Richard G. Klein, a Director of the Company and a member of the Compensation Committee until the expiration of his term and the election and qualification of his successor, is a partner of such firm. Payments for services rendered by Mr. Klein's law firm to the Company were not material to either such law firm or the Company and were in line with fees charged by other law firms for similar services.

         Daniel M. Healy, a former Director of the Company who resigned from the Board of Directors on April 1, 1996, is Executive Vice-President and the Chief Financial Officer of North Fork Bank corporation, Inc. (the "Bank") and held such positions while he was a Director of the Company and a member of the Compensation Committee. During 1995 and 1994, the Company had credit facilities with the bank that permitted borrowings of up to $3,000,000. As of December 29, 1995 and December 30, 1994, the Company was indebted to the Bank in the amounts of $360,677 and $0, respectively. The Company believes that all Bank terms and fees are at customary rates.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               WESTERN BEEF, INC.

                               By: /s/ Chris Darrow
                                   Name: Chris Darrow
                                   Title: Chief Financial Officer

Date:  May 2, 1997