Form 10-Q
period 1997-03-28
WESTERN BEEF INC /DE/
filed 1997-05-12
CIK 81942

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended         March 28, 1997
                              ---------------

Commission File Number        0-4485
                              ------

                               WESTERN BEEF, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                   13-3266114
-------------------------------------         ----------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)

       47-05 Metropolitan Avenue, Ridgewood, New York         11385
--------------------------------------------------------------------------------
      (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:        (718) 417-3770
                                                      --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes        x              No
      ------------              -------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

       5,465,530 shares of Common Stock, $.05 par value as of May 6, 1997.
--------------------------------------------------------------------------------

                                      INDEX

                       WESTERN BEEF, INC. AND SUBSIDIARIES

                                                                            PAGE
                                                                            ----

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

           Condensed consolidated balance sheets as of
             March 28, 1997 and January 3, 1997.                              3

           Condensed consolidated statements of income
             for the twelve weeks ended March 28, 1997 and
             the thirteen weeks ended March 29,1996.                          4

           Condensed consolidated statements of cash flows
             for the twelve weeks ended March 28, 1997 and
             the thirteen weeks ended March 29, 1996.                         5

           Notes to the condensed consolidated financial statements.          6

Item 2.  Management discussion and analysis of financial condition
           and results of operations.                                         7

PART II-OTHER INFORMATION                                                     8

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

      The Private Securities Litigation Reform Act of 1995 provides a "Safe Harbor" for forward-looking statements. Certain information included in this quarterly report on Form 10-Q contains or may contain forward-looking statements such as those statements pertaining to the renovation of the Company's existing stores, the continued availability of credit lines for capital expansion, the expected profitability of the wholesale division resulting from the elimination of high risk accounts and the successful outcome of the legal proceedings detailed in Part II (Other Information on page eight of this quarterly report). Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions; delays and other hazards inherent in building and construction; competition in both the retail and wholesale markets and government and regulatory policies and certifications (in particular those relating to the United States Department of Agriculture Food Stamp Program).

ITEM 1: Financial Statements

                       WESTERN BEEF, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

                                                           March 28,  January 3,
                                                             1997        1997
                                                           ---------  ----------
ASSETS                                                    (Unaudited)
Current assets:
   Cash and cash equivalents                                $  3,779   $  2,634
   Accounts receivable, net of allowance for doubtful
     accounts ( $506 and $386)                                 7,881      8,434
   Inventories                                                16,889     17,668
   Prepaid expenses and other current assets                   1,885      1,461
   Deferred income taxes                                       1,278      1,253
                                                            --------   --------
     Total current assets                                     31,712     31,450

Property, plant and equipment, net of  accumulated
   depreciation and amortization ($17,611 and $16,935)        42,069     41,276
Other assets                                                   1,810      1,773
                                                            --------   --------
     Total assets                                           $ 75,591   $ 74,499
                                                            ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                        $  2,608   $  2,391
   Current portion of obligations under capital leases           608        455
   Accounts payable                                           12,627     11,414
   Accrued expenses and other liabilities                      4,865      5,862
                                                            --------   --------
     Total current liabilities                                20,708     20,122

Deferred income taxes payable                                  1,581      1,484
Long-term debt, net of current portion                         6,961      7,764
Obligations under capital leases, net of  current portion      3,634      3,247
                                                            --------   --------
     Total liabilities                                        32,884     32,617
                                                            --------   --------

Stockholders' equity:
   Preferred stock, $.05 par value; shares authorized
     2,000; none issued                                         --         --
   Common stock, $.05 par value; 15,000 shares
     authorized; at March 28, 1997, 5,464 shares issued
     and outstanding; at January 3, 1997, 5,463 shares
     issued and outstanding                                      273        273
   Capital in excess of par value                             11,383     11,379
   Retained earnings                                          31,173     30,360
   Deferred compensation                                        (122)      (130)
                                                            --------   --------
     Total stockholders' equity                               42,707     41,882
                                                            --------   --------
     Total liabilities and stockholders' equity             $ 75,591   $ 74,499
                                                            ========   ========

     See accompanying notes to condensed consolidated financial statements.

                       WESTERN BEEF, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                                         Twelve         Thirteen
                                                    Weeks Ended      Weeks Ended
                                                 March 28, 1997   March 29, 1996
                                                 --------------   --------------

Net sales                                               $72,795          $79,349

Cost of sales                                            54,653           59,760
                                                        -------          -------

Gross profit on sales                                    18,142           19,589
                                                        -------          -------

Operating expenses:
  Rent expense-affiliates                                   649              623
  Selling, general and administrative
    expenses                                             15,719           16,426
  Interest expense                                          281              208
                                                        -------          -------

       Total operating expenses                          16,649           17,257
                                                        -------          -------

Income before income taxes                                1,493            2,332

Provision for income taxes                                  680            1,070
                                                        -------          -------

Net income                                              $   813          $ 1,262
                                                        =======          =======

Weighted average number of shares of
  common stock and equivalents
  outstanding                                             5,510            5,492
                                                        =======          =======

Earnings per share of common stock                      $   .15          $   .23
                                                        =======          =======


     See accompanying notes to condensed consolidated financial statements.

                       WESTERN BEEF, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                         Twelve        Thirteen
                                                    Weeks Ended     Weeks Ended
                                                 March 28, 1997  March 29, 1996
                                                 --------------  --------------

Cash flows from operating activities:
  Net income                                            $   813         $ 1,262
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                         991             741
      Deferred income tax benefit                            72              98
      Provision for losses on accounts receivable           120             130
      (Increase) decrease in assets:
        Accounts receivable                                 433             894
        Inventories                                         779            (473)
        Prepaid expenses and other current assets          (424)            (38)
        Other assets                                        (37)             18
      (Decrease) increase in liabilities:
        Accounts payable                                  1,213            (529)
        Accrued expenses and other liabilities             (997)            510
        Income taxes payable                               --                16
                                                        -------         -------
          Net cash provided by operating activities       2,963           2,629
                                                        -------         -------

Cash flows from investing activities:
  Capital expenditures                                   (2,046)         (5,039)
  Proceeds from sale of property, plant and equipment       270              77
                                                        -------         -------
    Net cash used in investing activities                (1,776)         (4,962)
                                                        -------         -------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                  647           4,007
  Payments on long-term debt and capital leases            (693)           (468)
  Issuance of common stock                                    4            --
                                                        -------         -------
    Net cash provided by (used in) financing
      activities                                            (42)          3,539
                                                        -------         -------

Net increase in cash and cash equivalents                 1,145           1,206
Cash and cash equivalents, beginning of period            2,634           2,431
                                                        -------         -------
Cash and cash equivalents, end of period                $ 3,779         $ 3,637
                                                        =======         =======

Cash paid during the period for:
  Interest                                              $   281         $   208
  Income taxes                                          $   650         $   730


     See accompanying notes to condensed consolidated financial statements.

                       WESTERN BEEF, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  (1) Basis of Presentation:

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twelve weeks ended March 28, 1997 are not necessarily indicative of the results that may be expected for the year ending January 2, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 3, 1997.

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

  (2) Litigation:

      There has been no material change in litigation from the year ended January 3, 1997. See Part II of this report for further disclosure.

ITEM 2: Management Discussion and Analysis of Financial Condition and Results of Operations

For the twelve weeks ended March 28, 1997, Western Beef, Inc., (the "Company") achieved net income of $813,000 or $0.15 per share on net sales of $72,795,000, as compared to net income of $1,262,000 or $0.23 per share on net sales of $79,349,000 for the thirteen weeks ended March 29, 1996. Cost of sales, as a percentage of net sales, decreased to 75.1% from 75.3% with a resultant increase in the gross profit percentage to 24.9% from 24.7%.

      Net sales for the first quarter of fiscal 1997 were $6,554,000 or 8.3% lower than the sales for the first quarter of fiscal 1996. Approximately $6,100,000 of this decline was due to the first quarter of fiscal 1996 containing one additional week. 1997 store sales for the comparable twelve week period were down 5.6% resulting from reductions in the redemption of United States Department of Agriculture food stamps; store renovations of two of its larger-volume units and milder-than-normal winter weather. The comparable store sales decline was offset by sales of the two new stores that the Company opened during 1996.

      The increase in the gross profit percentage for the first quarter of 1997 resulted from a higher percentage of retail sales which produce higher gross profits than wholesale sales.

      Operating expenses including selling, general and administrative expenses, rent expense affiliates and interest expense, as a percentage of sales, increased to 22.9% for the twelve weeks ended March 28, 1997 from 21.7% for the comparable thirteen week period in 1996. The 1997 rate increase is reflective of fixed charge expenses, such as rent and depreciation that do not directly vary with sales.

Liquidity and Capital Resources:

Cash flows from operations were $2,963,000 for the twelve weeks ended March 28, 1997 as compared to $2,629,000 for the comparable thirteen week period of 1996. Decreases in accounts receivable, accrued expenses and inventories were partially offset by increases in accounts payable and prepaid expenses. The decrease in accounts receivable resulted from lower wholesale division sales caused by the Company's elimination of certain high risk accounts with the goal of improving the profitability of its wholesale division. Cash flow from operations plus cash on hand were sufficient to pay for capital expenditures and long-term debt requirements.

      Capital expenditures of $2,046,000 related to equipment purchases for, and renovations of, several of the Company's supermarkets. The Company funded these expenditures with cash flow from operations. The Company believes that cash on hand and its $3,000,000 bank line of credit which expires on July 31, 1997 and which is expected to be renewed by the bank, will be sufficient to meet its operational needs. The Company also has several financial institutions that would be available to finance new store equipment, usually over a five or seven year period. As of March 28, 1997 there were no material commitments for capital expenditures.

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings

          The Company has various outstanding litigation matters which it considers to be in the ordinary course of business. In the opinion of management, the outcome of these litigation matters will not adversely affect the Company's financial position materially.

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

          None

Item 5.  Other Information

          None

Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits

              27 Financial Data Schedule

          (b) Reports on Form 8-K

          The registrant has not filed a report on Form 8-K during the quarter just ended.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                WESTERN BEEF, INC.


                                                By: /s/Chris Darrow
                                                     -------------------------
                                                     Chris Darrow
                                                     Chief Financial Officer

                                                     (Principal Financial and
                                                     Accounting Officer)

Date:  May 12, 1997