Form 10-Q
period 1997-06-27
WESTERN BEEF INC /DE/
filed 1997-08-08
CIK 81942

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended      June 27,1997
                           ------------

Commission File Number     0-4485
                           ------


                             WESTERN BEEF, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                    13-3266114
----------------------------------------------            ----------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
             or organization)                             Identification No.)

47-05 Metropolitan Avenue, Ridgewood, New York                  11385
-------------------------------------------------------------------------------
   (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:         (718)417-3770

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

YES  X     NO
    ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

As of August 5, 1997, 5,465,530 shares of Common Stock, par value $.05 per share, were issued and outstanding.

                                     INDEX

                      WESTERN BEEF, INC. AND SUBSIDIARIES

                                                                  PAGE
                                                                --------

CAUTIONARY STATEMENT RELEVANT TO FORWARD -
LOOKING INFORMATION.........................................        2

PART I-FINANCIAL INFORMATION
----------------------------

Item 1.    Financial statements (Unaudited)

           Condensed consolidated balance sheets as of June 27,
              1997 and January 3, 1997.......................        3

           Condensed consolidated statements of income for the
              twenty-five weeks ended June 27, 1997 and the
              twenty-six weeks ended June 28, 1996 and the
              thirteen weeks ended June 27, 1997 and June 28,
              1996...........................................        4

           Condensed consolidated statements of cash flows for
              the twenty-five weeks ended June 27, 1997 and the
              twenty-six weeks ended June 28, 1996............       5

           Notes to the condensed consolidated financial
              statements......................................       6

Item 2.    Management discussion and analysis of financial
              condition and results of operations............        7

PART II-OTHER INFORMATION....................................        9
-------------------------

Item 1.    Legal Proceedings
Item 2.    Changes in Securities
Item 3.    Defaults upon Senior Securities
Item 4.    Submission of Matters to a Vote of Security Holders
Item 5.    Other Information
Item 6.    Exhibits and Reports on Form 8-K

SIGNATURES...................................................        10
----------

    CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

    The Private Securities Litigation Reform Act of 1995 provides a "Safe Harbor" for forward-looking statements. Certain information included in this quarterly report on Form 10-Q contains or may contain forward-looking statements such as those statements pertaining to the renovation of the Company's existing stores, the continued availability of credit lines for capital expansion, and the successful outcome of the legal proceedings detailed in Part II (Other Information on page nine of this quarterly report). Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions; delays and other hazards inherent in building and construction; competition in both the retail and wholesale markets and government and regulatory policies and certifications (in particular those relating to the United States Department of Agriculture Food Stamp Program).

ITEM I   FINANCIAL STATEMENTS
         --------------------

                     WESTERN BEEF, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except par value)


                                                   JUNE 27,         JANUARY 3,
                                                    1997              1997
                                               ------------       -----------
                                                (Unaudited)
ASSETS
------
Current assets:
  Cash and cash equivalents..................     $3,680          $   2,634
  Accounts receivable, net of allowance for
    doubtful accounts ( $636 and $386).......      8,015              8,434
  Inventories................................     18,332             17,668
  Prepaid expenses and other current assets..      2,948              1,461
  Deferred income taxes......................      1,301              1,253
                                                 ---------           --------
      Total current assets...................     34,276             31,450

Property, plant and equipment, net of
  accumulated depreciation and amortization
  ($18,666 and $16,935)......................     43,126             41,276
Other assets.................................      1,807              1,773
                                                ---------          --------
      Total assets...........................    $79,209            $74,499
                                                ---------          --------
                                                ---------          --------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Current portion of long-term debt..........     $2,357           $  2,391
  Current portion of obligations under capital
    leases...................................        608                455
  Accounts payable...........................     14,943             11,414
  Accrued expenses and other liabilities.....      6,076              5,862
                                                ---------          --------
      Total current liabilities..............     23,984             20,122

Deferred income taxes payable................      1,676              1,484
Long-term debt, net of current portion.......      6,576              7,764
Obligations under capital leases, net of
  current portion                                  3,476              3,247
                                                ---------          ---------
      Total liabilities......................     35,712             32,617
                                                ---------          ---------
Stockholders' equity:
  Preferred stock, $.05 par value; shares
    authorized 2,000; none issued............       --                  --
  Common stock, $.05 par value; 15,000 shares
    authorized; at June 27, 1997, 5,466 shares
    issued and outstanding;at January 3, 1997,
    5,463 shares issued and outstanding........      273                273
  Capital in excess of par value...............   11,385             11,379
  Retained earnings............................   31,952             30,360
  Deferred compensation........................     (113)              (130)
                                                 ---------         ---------
      Total stockholders' equity..............    43,497             41,882
                                                 ---------         ---------
      Total liabilities and stockholders'
        equity................................   $79,209            $74,499
                                                 ---------         ---------
                                                 ---------         ---------

       See accompanying notes to condensed consolidated financial statements.

                      WESTERN BEEF, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                    (In thousands, except per share data)

                                                         TWENTY-FIVE    TWENTY-SIX        THIRTEEN WEEKS ENDED
                                                         WEEKS ENDED    WEEKS ENDED   ----------------------------
                                                        JUNE 27, 1997  JUNE 28, 1996  JUNE 27, 1997  JUNE 28, 1996
                                                        -------------  -------------  -------------  -------------
Net sales.............................................   $   154,676    $   163,529    $    81,881    $    84,180
Cost of sales.........................................       116,595        123,926         61,942         64,166
                                                        -------------  -------------  -------------  -------------
Gross profit on sales.................................        38,081         39,603         19,939         20,014
                                                        -------------  -------------  -------------  -------------
Operating expenses:
  Rent expense-affiliates.............................         1,380          1,328            692            666
  Selling, general and administrative expenses........        33,252         32,626         17,572         16,239
  Interest expense....................................           575            481            294            273
                                                        -------------  -------------  -------------  -------------
Total operating expenses..............................        35,207         34,435         18,558         17,178
                                                        -------------  -------------  -------------  -------------
Income before income taxes............................         2,874          5,168          1,381          2,836
Provision for income taxes............................         1,282          2,386            602          1,316
                                                        -------------  -------------  -------------  -------------
Net income............................................   $     1,592    $     2,782    $       779    $     1,520
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------
Weighted average number of shares of common stock and
  equivalents outstanding.............................         5,518          5,501          5,510          5,498
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------
Earnings per share of common stock....................   $       .29    $       .51    $       .14    $       .28
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------

    See accompanying notes to condensed consolidated financial statements.

                      WESTERN BEEF, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                               (In thousands)

                                                                                        TWENTY-FIVE    TWENTY-SIX
                                                                                        WEEKS ENDED    WEEKS ENDED
                                                                                       JUNE 27, 1997  JUNE 28, 1996
                                                                                       -------------  -------------
Cash flows from operating activities:
  Net income.........................................................................    $   1,592      $   2,782
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization....................................................        2,054          1,507
    Deferred income tax..............................................................          144            195
    Provision for losses on accounts receivable......................................          250            260
    Gain on disposal of fixed assets.................................................          (71)          --
    (Increase)decrease in assets:
      Accounts receivable............................................................          169            404
      Inventories....................................................................         (664)        (2,298)
      Prepaid expenses and other current assets......................................       (1,487)          (646)
      Other assets...................................................................          (34)            31
    Increase in liabilities:
      Accounts payable...............................................................        3,529            805
      Accrued expenses and other liabilities.........................................          214          1,609
                                                                                            ------         ------
        Net cash provided by operating activities....................................        5,696          4,649
                                                                                            ------         ------
Cash flows from investing activities:
  Capital expenditures...............................................................       (4,115)        (6,777)
  Proceeds from sale of property, plant and equipment................................          299             77
                                                                                            ------         ------
        Net cash used in investing activities........................................       (3,816)        (6,700)
                                                                                            ------         ------
Cash flows from financing activities:
  Payments on long-term debt and capital leases......................................       (1,487)        (1,104)
  Proceeds from issurance of long-term debt and capital leases.......................          647          4,007
  Issuance of common stock...........................................................            6           --
                                                                                            ------         ------
        Net cash provided by (used in) financing activities..........................         (834)         2,903
                                                                                            ------         ------
Net increase in cash and cash equivalents............................................        1,046            852
Cash and cash equivalents, beginning of period.......................................        2,634          2,431
                                                                                            ------         ------
Cash and cash equivalents, end of period.............................................    $   3,680      $   3,283
                                                                                            ------         ------
                                                                                            ------         ------
Cash paid during the twenty-five and twenty-six weeks respectively for:
  Interest...........................................................................    $     575      $     481
  Income taxes.......................................................................    $   1,860      $   2,413

    See accompanying notes to condensed consolidated financial statements.

                      WESTERN BEEF, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION:

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-five weeks ended June 27, 1997 are not necessarily indicative of the results that may be expected for the year ending January 2, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 3, 1997.

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

(3) RECLASSIFICATION:

    Certain amounts in the prior period's consolidated condensed Financial Statements have been reclassified to conform with the presentation in the current period.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        For the quarter ended June 27, 1997, Western Beef, Inc. (the "Company") achieved net income of $779,000 or $0.14 per share on net sales of $81,881,000, as compared to net income of $1,520,000 or $0.28 per share on net sales of $84,180,000 for the comparable period in 1996. On a year-to-date basis the Company achieved net income of $1,592,000, or $0.29 per share on net sales of $154,676,000 for the twenty-five week period ended June 27, 1997 as compared to net income of $2,782,000 or $0.51 per share on net sales of $163,529,000 for the twenty-six week period ended June 28, 1996.

        Retail sales for the quarter ended June 27, 1997 were 0.4% higher than the comparable period in 1996 resulting from the excess of sales generated by the two new stores opened by the Company in 1996 over the decline in same store sales. The decline in same store sales improved to a -2.9% in the second fiscal quarter of 1997 as compared to a -5.6% decline in same store sales for the first fiscal quarter of 1997. This improvement resulted primarily from completion of store renovations which caused customer disruptions and inconvenience at three of its existing locations. Same store sales continue to be impacted by reductions in redemptions of United States Department of Agriculture food stamps. This reduction in redemptions along with a low rate of inflation, accounted for a significant portion of the decline in same store sales. These same factors were also responsible for the $2,500,000 decline in wholesale sales during the quarter ended
    June 27, 1997.

        Gross profit, as a percentage of sales increased to 24.4% in the second quarter of 1997 from 23.8% in the same quarter of 1996. On a year-to-date basis gross profit increased to 24.6% for the twenty-five weeks ended
    June 27, 1997 as compared to 24.2% for the twenty-six weeks ended
    June 28, 1996. The increase in the gross profit for the second fiscal quarter resulted from the increased ratio of retail to wholesale sales, as well as from the capital expansion program, which has increased the selling square footage dedicated to the higher gross profit dairy, frozen and bakery merchandise categories.

        Operating expenses including selling, general and administrative expenses, rent expense -affiliates and interest expense, as a percentage of sales increased to 22.7% for the second quarter of 1997 from 20.4% in the comparable period in 1996. On a year- to-date basis operating expenses including selling, general and administrative expenses, rent expense -affiliates and interest expense increased to 22.8% for the twenty-five weeks ended June 27, 1997 from 21.1% for the twenty-six weeks ended June 28,1996. Operating expenses for 1997 include costs incurred at the Company's Roosevelt, New York store which opened in September, 1996, as well as increased expenditures for utilities, rent depreciation and interest expense pertaining to the Company's expansion and modernization of its property, plant and equipment.

    LIQUIDITY AND CAPITAL RESOURCES

        Cash flows from operations were $5,696,000 for the twenty-five weeks ended June 27, 1997 as compared to $4,649,000 for the twenty-six weeks ended June 28, 1996. Cash flow from operations improved due to an increase in non-cash expenses such as depreciation and amortization along with increased accounts payable and a reduction in the seasonal build-up of inventory partially offset by a decline in net income.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (Continued).

        Cash flow from operations plus cash on hand were sufficient to pay for capital expenditures and long-term debt requirements.

        Capital expenditures of $4,115,000 related to equipment purchases for, and renovations of, several of the Company's supermarkets. The Company funded these expenditures with cash flow from operations. The Company is currently in the process of renewing its $3,000,000 line of credit (expiring September 1, 1997) which, along with cash on hand, is expected to be sufficient to meet its operational needs. The Company also has several financial institutions that would be available to finance new store equipment, usually over a five or seven year period. As of June 27, 1997 there were no material commitments for capital expenditures.

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

                                WESTERN BEEF, INC.

                                BY:      /s/ CHRIS DARROW
                                     -----------------------------------------
                                        Chris Darrow
                                        CHIEF FINANCIAL OFFICER

                                        (PRINCIPAL FINANCIAL AND
                                        ACCOUNTING OFFICER)

DATE: AUGUST 8, 1997