Form 10-Q
period 1997-10-03
WESTERN BEEF INC /DE/
filed 1997-11-17
CIK 81942

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended October 3, 1997

Commission File Number 0-4485


                                 WESTERN BEEF, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            DELAWARE                               13-3266114
----------------------------------        -----------------------------------
(STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)


47-05 METROPOLITAN AVENUE, RIDGEWOOD, NEW YORK                11385
-------------------------------------------------------------------------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)


Registrant's telephone number, including area code:       (718)-417-3770
                                                          --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/  No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

As of November 10, 1997, 5,465,930 shares of Common Stock, par value $.05 per share, were issued and outstanding.

-------------------------------------------------------------------------------

                                     INDEX

                      WESTERN BEEF, INC. AND SUBSIDIARIES

                                                                           PAGE
                                                                           ----
CAUTIONARY STATEMENT RELEVANT TO FORWARD-
 LOOKING INFORMATION                                                          2

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS: (UNAUDITED)

    CONDENSED CONSOLIDATED BALANCE SHEETS AS OF                               3
      OCTOBER 3, 1997 AND JANUARY 3, 1997.

    CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE                       4
      THIRTY-NINE WEEKS ENDED OCTOBER 3, 1997 AND
      SEPTEMBER 27, 1996, AND THE FOURTEEN WEEKS ENDED
      OCTOBER 3, 1997 AND THE THIRTEEN WEEKS ENDED
      SEPTEMBER 27, 1996.

    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR                       5
      THE THIRTY-NINE WEEKS ENDED OCTOBER 3, 1997 AND
      SEPTEMBER 27, 1996.

    NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.                 6

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL                       7
 CONDITION AND RESULTS OF OPERATIONS.

PART II-OTHER INFORMATION                                                     8

ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES                                                                   10

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The Private Securities Litigation Reform Act of 1995 provides a "Safe Harbor" for forward-looking statements. Certain information included in this quarterly report on Form 10-Q contains or may contain forward-looking statements such as those statements pertaining to the renovation of the Company's existing stores, the continued availability of credit lines for capital expansion, and the successful outcome of the legal proceedings detailed in Part II--Other Information on page eight of this quarterly report. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions; delays and other hazards inherent in building and construction; competition in both the retail and wholesale markets and government and regulatory policies and certifications (in particular those relating to the United States Department of Agriculture Food Stamp Program).

ITEM 1. FINANCIAL STATEMENTS

                        WESTERN BEEF, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT PAR VALUE)
                                    (UNAUDITED)

                                                                                              OCTOBER 3,    JANUARY 3,
                                                                                                 1997          1997
                                                                                             -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents...............................................................   $   6,732    $   2,634
  Accounts receivable, net of allowance for doubtful accounts ($1,002 and $386)...........       7,089        8,434
  Inventories.............................................................................      15,050       17,668
  Deferred income taxes...................................................................       1,323        1,253
  Prepaid expenses and other current assets...............................................       2,669        1,461
                                                                                            -----------  -----------
      Total current assets................................................................      32,863       31,450
Property, plant and equipment, net of accumulated depreciation and amortization
  ($19,721 and $16,935)...................................................................      43,532       41,276
Other assets..............................................................................       1,821        1,773
                                                                                            -----------  -----------
      Total assets........................................................................   $  78,216    $  74,499
                                                                                            -----------  -----------
                                                                                            -----------  -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.......................................................   $   2,237    $   2,391
  Current portion of obligations under capital leases.....................................         623          455
  Accounts payable........................................................................      13,525       11,414
  Accrued expenses and other current liabilities..........................................       5,879        5,862
                                                                                            -----------  -----------
      Total current liabilities...........................................................      22,264       20,122
Deferred income taxes payable.............................................................       2,181        1,484
Long-term debt, net of current portion....................................................       6,104        7,764
Obligations under capital leases, net of current portion..................................       3,292        3,247
                                                                                            -----------  -----------
      Total liabilities...................................................................      33,841       32,617
                                                                                            -----------  -----------
Stockholders' equity:
  Preferred stock, $.05 par value; shares authorized 2,000; none issued...................      --           --
  Common stock, $.05 par value; 15,000 shares authorized; at October 3, 1997, 5,466 shares
    issued and outstanding; at January 3, 1997, 5,463 shares issued and outstanding.......         273          273
  Capital in excess of par value..........................................................      11,387       11,379
  Retained earnings.......................................................................      32,819       30,360
  Deferred compensation...................................................................        (104)        (130)
                                                                                            -----------  -----------
      Total stockholders' equity..........................................................      44,375       41,882
                                                                                            -----------  -----------
      Total liabilities and stockholders' equity..........................................   $  78,216    $  74,499
                                                                                            -----------  -----------
                                                                                            -----------  -----------

     See accompanying notes to condensed consolidated financial statements

                      WESTERN BEEF, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            THIRTY-NINE WEEKS ENDED     FOURTEEN      THIRTEEN
                                                           -------------------------  WEEKS ENDED    WEEKS ENDED
                                                           OCTOBER 3,  SEPTEMBER 27,   OCTOBER 3,   SEPTEMBER 27,
                                                              1997         1996           1997          1996
                                                           ----------  -------------  ------------  -------------
Net sales................................................  $  241,048   $   248,696    $   86,372     $  85,167
Cost of sales............................................     181,362       188,413        64,767        64,487
                                                           ----------  -------------  ------------  -------------
  Gross profit on sales..................................      59,686        60,283        21,605        20,680
                                                           ----------  -------------  ------------  -------------
Operating expenses:
  Rent expense-affiliates................................       2,105         1,910           725           660
  Interest expense.......................................         853           733           278           252
  Selling, general and administrative expenses...........      52,274        49,651        19,022        16,947
                                                           ----------  -------------  ------------  -------------
Total operating expenses.................................      55,232        52,294        20,025        17,859
                                                           ----------  -------------  ------------  -------------
Income before income taxes...............................       4,454         7,989         1,580         2,821
Provision for income taxes...............................       1,995         3,685           713         1,299
                                                           ----------  -------------  ------------  -------------
Net income...............................................  $    2,459   $     4,304    $      867     $   1,522
                                                           ----------  -------------  ------------  -------------
                                                           ----------  -------------  ------------  -------------
Weighted average number of shares of common stock and
  equivalents outstanding................................       5,512         5,501         5,508         5,505
                                                           ----------  -------------  ------------  -------------
                                                           ----------  -------------  ------------  -------------
Earnings per share of common stock.......................  $      .45   $       .78    $      .16     $     .28
                                                           ----------  -------------  ------------  -------------
                                                           ----------  -------------  ------------  -------------

See accompanying notes to condensed consolidated financial statements.

                      WESTERN BEEF, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                     THIRTY-NINE WEEKS ENDED
                                                                               ------------------------------------
                                                                               OCTOBER 3, 1997   SEPTEMBER 27, 1996
                                                                               ---------------   ------------------
Cash flows from operating activities:
Net income....................................................................    $    2,459        $    4,304
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization...............................................         3,122             2,337
  Deferred income tax.........................................................           627               280
  Provision for losses on accounts receivable.................................           790               430
  Gain on disposal of fixed assets............................................           (80)           --
  (Increase)decrease in assets:
      Accounts receivable.....................................................           555                24
      Inventories.............................................................         2,618            (2,607)
      Prepaid expenses and other current assets...............................        (1,208)              493
      Other assets............................................................           (48)               (2)
  Increase in liabilities:
      Accounts payable........................................................         2,111             5,033
      Accrued expenses and other liabilities..................................            17               287
                                                                                     -------           -------
        Net cash provided by operating activities.............................        10,963            10,579
                                                                                     -------           -------
Cash flows from investing activities:
  Capital expenditures........................................................        (5,577)           (9,975)
  Proceeds from sale of property, plant and equipment.........................           305            --
                                                                                     -------           -------
        Net cash used in investing activities.................................        (5,272)           (9,975)
                                                                                     -------           -------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt and capital leases.................           647             4,224
  Payments on long-term debt and capital leases...............................        (2,248)           (1,715)
  Proceeds from issuance of common stock......................................             8            --
                                                                                     -------           -------
        Net cash provided by (used in) financing activities...................        (1,593)            2,509
                                                                                     -------           -------
Net increase in cash and cash equivalents.....................................         4,098             3,113
Cash and cash equivalents, beginning of period................................         2,634             2,431
                                                                                     -------           -------
Cash and cash equivalents, end of period......................................    $    6,732        $    5,544
                                                                                     -------           -------
                                                                                     -------           -------
Cash paid during the thirty-nine weeks for:
  Interest....................................................................    $      853        $      733
  Income taxes................................................................    $    2,294        $    3,103

     See accompanying notes to condensed consolidated financial statements.

                      WESTERN BEEF, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION:

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-nine weeks ended October 3, 1997 are not necessarily indicative of the results that may be expected for the year ending January 2, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 3, 1997.

    In 1997, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 is effective for periods ending after December 15, 1997. The adoption of this statement is not expected to have a material effect on the consolidated financial statements.

(2) LITIGATION:

    There has been no material change in litigation from the year ended January 3, 1997. See Part II of this report for further disclosure.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

    For the fourteen week period ended October 3, 1997, Western Beef, Inc. (the "Company") achieved net income of $867,000 or $.16 per share on net sales of $86,372,000 as compared to net income of $1,522,000 or $.28 per share on net sales of $85,167,000 for the same period in 1996. For the thirty-nine weeks ended
October 3, 1997, the Company achieved net income of $2,459,000 or $.45 per share on net sales of $241,048,000 as compared to net income of $4,304,000 or $.78 per share on net sales of $248,696,000 for the comparable thirty-nine week period ended September 27, 1996.

    As a result of the extra week, net sales for the period ended October 3, 1997 were 1.4% higher than sales for the quarter ended September 27, 1996. For the comparable thirty-nine week period, net sales declined 3.1%. Same store sales were 4.5% and 4.2% lower for the fourteen and thirty-nine weeks ended October 3, 1997 as compared with sales for the thirteen and thirty-nine weeks ended September 27, 1996. Reduction in redemptions of United States Department of Agriculture Food Stamps and low food price inflation account for a significant portion of the decline in same store sales.

    Gross profit, as a percentage of sales increased to 25.0% for the fourteen weeks ended October 3, 1997 from 24.3% in the quarter ended September 27, 1996. On a year-to-date basis, gross profit increased to 24.8% for the thirty-nine weeks ended October 3, 1997 as compared to 24.2% for the thirty-nine weeks ended September 27, 1996. The increase in the gross profit for the third fiscal quarter and the thirty-nine weeks ended October 3, 1997 resulted from the increased ratio of retail to wholesale sales, as well as the capital expansion program, which increased the selling square footage dedicated to the higher gross profit dairy, frozen and bakery merchandise categories.

    Operating expenses, including selling, general and administrative expenses, rent expense -affiliates and interest expense, as a percentage of sales were 23.2% and 22.9%, respectively for the fourteen and thirty-nine weeks ended October 3, 1997 as compared to 21.0% for the thirteen and thirty-nine weeks ended September 27, 1996. The increase in the 1997 operating expense ratios over the prior year is reflective of certain occupancy costs such as utilities, rent and depreciation which do not vary directly with sales declines. Additionally, 1997 operating expenses include those costs incurred at the Company's Roosevelt N.Y. store which did not open until late September 1996.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flows from operations were $4,098,000 for the thirty-nine weeks ended October 3, 1997 as compared to $3,113,000 for the thirty-nine weeks ended September 27, 1996. To improve inventory and receivable cash flows and operating efficiencies, the Company consolidated its internal warehouse and distribution operations and has increased its purchases from White Rose Food, its primary wholesale supplier. Cash flows from operations plus cash on hand were sufficient to pay for capital expenditures and long-term debt requirements.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

            The capital expenditures of $5,577,000 related to equipment purchases for, and renovations of, several of the Company's supermarkets as well as construction of the Company's twentieth store which is expected to be completed before the end of the Company's fiscal year. In September 1997 the Company renewed its $3,000,000 line of credit which provides for borrowings at the bank's prime rate through June 30, 1998. The Company also has several financial institutions that it believes would be available to finance expenditures for new store equipment usually over a five to seven year period. As of October 3, 1997 there were no material commitments for capital expenditures.

Part II Other Information

Item 1. Legal Proceedings

                The Company has various outstanding litigation matters which it considers to be in the ordinary course of business. In the opinion of management, the outcome of these litigation matters will not adversely affect the Company's financial position materially.

                In April 1991 in New York Supreme Court, Putnam County, an
            action was commenced against the Company to prevent a scheduled foreclosure of certain collateral held by the Company as security for its loan to one of the plaintiffs in the original principal amount of $85,000 of which approximately $65,000 was outstanding. Thereafter, in a complaint served in March 1992, plaintiffs interposed three causes of action on behalf of themselves and a previously unnamed plaintiff, C.B. Foods, Inc., which was a customer of the Company's wholesale business, seeking (1) a declaration that the loan had been repaid; (2) compensatory damages of $30,000,000 and exemplary damages of $10,000,000 for fraud allegedly committed by the Company; and (3) compensatory damages of $2,000,000 and exemplary damages of $10,000,000 for abuse of process allegedly committed by the Company. In its answer, the Company denied liability and all material allegations of the complaint. Following motion practice and appeals addressed to the sufficiency and adequacy of the claims asserted, which resulted in the dismissal of plaintiffs' third claim for abuse of process, the parties engaged in extensive discovery procedures which are now completed. Plaintiffs have filed a note of issue placing this case on the trial calendar, and sought to have this action tried by a jury. On the grounds that the action sought a mixture of equitable and legal relief, the Company moved to strike the jury demand and compel a bench trial. The court granted the motion to strike the jury demand and plaintiffs have filed a notice of appeal from that order. The trial of this matter is scheduled to commence on January 12, 1998. The Company intends to continue vigorously defending this action. Although the Company believes it has meritorious defenses to this action, an evaluation of the likelihood of an unfavorable outcome cannot be made.

Item 2. Changes in Securities

      None

Item 3. Defaults upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security-Holders.
            The Company held its Annual Meeting of Stockholders on July 11, 1997, and transacted the following business:

        (a) Election of Directors:

                        NOMINEE                 VOTES FOR     % FOR    VOTES WITHHELD
        --------------------------------------  ----------  ---------  ---------------
        Joseph Castellana.....................   4,729,032     99.85%         6,885
        Peter Castellana, Jr..................   4,728,732     99.85%         7,185
        Stephen R. Bokser.....................   4,728,632     99.85%         7,285
        Arnold B. Becker......................   4,729,032     99.85%         6,885

        (b) Selection of BDO Seidman, LLP as Independent Auditors:


        VOTES FOR     % FOR     VOTES AGAINST    ABSTENTIONS
        ----------  ---------  ---------------  -------------
        4,731,576..     99.91%        2,208           2,133


Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits
          27 Financial Data Schedule

        (b) Reports on Form 8-K

            The registrant filed a report on Form 8-K in September, 1997 pertaining to the engagement of Price Waterhouse LLP to replace BDO Seidman, LLP as independent auditors for the Company's 1997 fiscal audit.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WESTERN BEEF, INC.
                                          By: /s/Chris Darrow
                                              -------------------------------
                                              Chris Darrow
                                              Chief Financial Officer

                                              (Principal Financial and
                                              Accounting Officer)

Date: November 10, 1997