Form 10-K
period 1997-12-31
WESTERN BEEF INC /DE/
filed 1998-04-02
CIK 81942

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ___________________

Commission File Number 0-4485

                               WESTERN BEEF, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    13-3266114
--------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. employer identification no.)
incorporation or organization)

47-05 Metropolitan Avenue, Ridgewood, New York         11385
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the $7.565 average of the closing bid and asked prices reported by NASDAQ/NMS on March 16, 1998 was $11,659,027.

As of March 16, 1998, the registrant had issued and outstanding 5,469,220 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents or the indicated portions thereof have been incorporated herein by reference:

      (1) Specifically identified information in the registrant's definitive proxy material for its 1998 Annual Meeting of Stockholders is incorporated by reference as Part III hereof, which definitive proxy material shall be filed not later than 120 days after January 2, 1998.

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report on Form 10-K is forward-looking, such as information relating to the renovation of the Company's existing stores and the construction or acquisition of new stores, the recoverability of deferred taxes, the continued availability of credit lines for capital expansion, the suitability of facilities, access to suppliers, implementation of technological improvement programs and year 2000 issues relating to computer applications. Such forward-looking information involves important risks and uncertainties that could significantly affect expected or actual results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions; delays and other hazards inherent in building and construction; competition in both the retail and wholesale markets; government and regulatory policies and certifications (in particular those relating to the United States Department of Agriculture food stamp program); the pricing and availability of the products the Company sells and distributes, including Western Beef label brand products; potential delays in the implementation of the Company's technological improvement programs; and the effectiveness of such programs upon the implementation of, and the Company's ability to resolve, any and all year 2000 computer applications.

                                     PART 1

ITEM 1. BUSINESS

General

      Western Beef, Inc. ("Western Beef" or the "Company") consists principally of a retail food business that currently operates 19 high-volume, warehouse-type supermarkets, one outlet-type foodstore and a wholesale food business that primarily deals in beef, pork, poultry, provisions, produce and private label groceries. The Company's supermarkets serve the New York Metropolitan area, while the Company's wholesale business operates in the New York, New Jersey and Eastern Pennsylvania markets. In the fiscal years ended January 2, 1998 ("1997"), January 3, 1997 ("1996") (a fifty-three week fiscal year), and December 29, 1995 ("1995"), the retail supermarket business accounted for approximately 73%, 70% and 69% respectively, of the Company's total net sales. See ITEM 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

      Western Beef's supermarkets are distinguishable from traditional supermarket formats by their unusually broad selection of meat and produce items and their limited selection of "non-food" items, such as health and beauty aids. Western Beef's supermarkets are truly "food stores".

      Key elements in Western Beef's business strategy include:

o Competitive Prices - Western Beef's objective is to be perceived as the "value leader" in its markets by offering the best values to its customers on a consistent basis. Western Beef reinforces its image as a value leader by offering a large selection of high quality grocery items under the "Western Beef" label. These private label items are priced substantially below comparable national brand items. Western Beef sets its prices based on "everyday low pricing" policies rather than the "high-low" pricing strategy, i.e., high regular prices with deep discounts on sale items, utilized by many other retailers.

o Neighborhood/Ethnic Appeal - Western Beef's supermarkets are located in densely populated, culturally diverse neighborhoods in the New York Metropolitan area. The merchandise offerings in Western Beef's supermarkets are tailored to the preferences, i.e., specific items, brand names and packaging, of the various ethnic groups represented in each store's market area. Some of these products are not generally available in supermarkets operated by national chains.

o Low-Cost Warehouse Format - In order to offer the lowest possible prices to its customers, Western Beef uses a low cost, no-frills warehouse store format. Management believes it can be successful in providing superior value to Western Beef's customers by carefully controlling all operating costs on a continuous basis.

      The retail and wholesale food businesses are generally characterized by low profit margins with earnings primarily dependent on rapid inventory turnover, careful cost control and the ability to achieve high sales volume. Since many food products, particularly produce, meat and dairy products, are subject to spoilage and become unmarketable with the passage of time, it is important to avoid overstocking and to reduce excess inventories when they occur. This is usually accomplished by promotional sales at reduced prices. It is advantageous to combine wholesale and retail businesses under common ownership because overstocking in the wholesale business can be relieved by promotional sales in commonly owned retail stores. Commonly owned operations can also more readily take advantage of opportunities for bargain purchases, including stocks with shorter than usual shelf life, as they become available in wholesale markets.

      For a description of certain financial information of the Company relative to the Company's industry segments, see Note 11. Segments of Business to the Company's Consolidated Financial Statements attached hereto.

History

      Western Beef, Inc. was incorporated in Delaware on June 3, 1991 under the name New Southern Blvd. Supermarkets, Inc. The Company is the successor of the October 30, 1992 combination (the "Combination") of the food businesses of Quarex Industries, Inc. ("Quarex"), P.S.L. Food Market, Inc. ("PSL") and Southern Blvd. Supermarkets, Inc. ("Southern"). Certain members of the Castellana family and their affiliates were controlling stockholders (the "Principal Stockholders") of each of these entities. Since the consummation of the Combination, the Principal Stockholders have held in excess of 70% of the outstanding Common Stock of the Company. In January 1993, the Company's name was changed to "Western Beef, Inc."

      The Company leases certain retail food stores, office and warehouse facilities from the Principal Stockholders. Concurrent with the Combination, independent appraisals were obtained of the rentals under all then existing Company leases in which the Principal Stockholders had an interest as landlord or tenant (other than one food store lease which was fixed on a formula basis). Any necessary revisions to the leases were made so that in the aggregate, such rentals did not exceed fair market value. The Company and the Principal Stockholders agreed that any future leases from such affiliates would be based on fair market value as established by independent appraisal. All Company leases in which the Principal Stockholders had an interest have been amended periodically, so that the rentals thereunder do not exceed fair market value

1997 Developments

      The Company did not open any supermarkets in 1997; however, it commenced construction of two outlet-type food stores. These two stores, to be located on Rockaway Boulevard in Queens, N.Y. and Myrtle Avenue in Brooklyn, N.Y., will each be approximately 11,000 square feet in size. The Rockaway Boulevard store opened for business on March 30, 1998, and the Myrtle Avenue store is expected to be opened in mid-1998. Through January 2, 1998, the Company has expended a total of $1,866,000 for these two outlet-type stores out of a total estimated construction cost of $2,500,000. Unlike conventional supermarkets, these two stores will sell a limited selection of food staples, most of which will be Western Beef brand grocery products, as well as prepackaged meats, cheese and fish. These products will be distributed from the Company's Central Cutting operation, where they are cut into convenient sizes, custom packed and distributed to the Company's supermarkets. This operation produces uniform packaging, saves expensive store butcher labor costs and employs new packaging concepts which reduce moisture and eliminate bacteria. As a result, product shelf life is increased from one week to as much as six weeks. Consequently, spoilage is significantly reduced and customer acceptance is increased.

      Recognizing the importance of maintaining clean, modern stores, the Company continued its existing store renovation program. In 1997, the Company completed the renovation of four stores located in East New York, Springfield Gardens, Elmont and Mineola at an aggregate cost of approximately $1,600,000. The Company installed new shelving in all four stores, and new light fixtures and produce and frozen food display cases in three of the stores. Other store renovations included new front door vestibules in two stores, roof and parking lot repairs, new ceilings and floors and new cash register check out counters where needed.

      To improve office efficiency and to reduce overhead costs, the Company added approximately 2,100 square feet of office space to its executive and administrative office building at a cost of approximately $190,000. The Company intends to consolidate all administrative personnel into one building as opposed to the three buildings currently in use.

      To pay for these and other capital improvements, the Company borrowed the remaining $647,000 of a $3,000,000 credit facility obtained from Amplicon Financial in 1995. This borrowing was made at the interest rate of 7.75% per annum and is payable over a five year period. In December 1997, the Company entered into a sale/leaseback agreement in the amount of $2,332,000 with General Electric Capital Corporation ("G.E.C.C."). This agreement is for a six-year term (including three-one year renewals) with a combined interest rate of 7.48% per annum and provides for monthly lease payments of $33,659 commencing January 1, 1998. At the end of the initial three-year term and each subsequent anniversary date, the Company has the option to purchase the leased equipment at a reducing percentage of the original cost of the equipment leased under this agreement. G.E.C.C. has committed to provide a total credit line of $5,500,000 under this agreement. The Company also has a $3,000,000 working capital line of credit from North Fork Bank, all of which is available to fund future operating and construction programs.

Technology and Year 2000 Issues

      The Company is committed to improving its operating efficiencies through computer technology and automation. All of the Company's stores are equipped with scanning registers, automated time clocks and hand held inventory ordering equipment. The Company supports all its operating technology through an integrated data and voice wide area network ("WAN") connecting the headquarters office to its stores and distribution facilities. The WAN allows the Company to integrate all its computer applications into a complete accounting and management reporting system.

      During 1997, the Company greatly expanded its supplier participation in its electronic data interchange ("EDI") invoicing program. Expanded implementation of this program has allowed for reduction in clerical administration and improved price accuracy. During 1997, the Company also installed electronic article surveillance ("EAS") equipment in all its retail stores to help control retail theft and improve selling margins.

      The Company has certain existing computer programs that were written using two digits rather than four to define the applicable year. As a result, those computer programs have time sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send orders and invoices, or engage in similar normal business activities.

      The Company has completed the identification of its "legacy" applications that are not year 2000 compliant and has commenced modification or replacements of such systems, as necessary. In addition, the Company has received representations from all vendors from whom it has purchased software in the last three years that such software is year 2000 compliant. Given the information known at this time about the Company's systems that are non-compliant and the Company's ongoing efforts to upgrade or replace critical systems, Management does not expect the year 2000 compliance of the Company's systems to have a material adverse effect on either the retail or wholesale segments of the Company's business. No assurance can be given, however, that all of the Company's systems will be year 2000 compliant or that compliance costs or the impact of a failure by the Company to achieve substantial year 2000 compliance will not have a material adverse effect on either the retail or wholesale segments of the Company's business.

      The Company has initiated communications with its significant suppliers and customers to determine the extent to which the Company is vulnerable to the failure of such parties to remediate their year 2000 compliance issues. In addition, the Company has undertaken a project to create a software "patch" which would convert any data sent to the Company which was not year 2000 compliant into a format that is compliant. No assurance can be given, however, that the systems of these outside parties will be made year 2000 compliant in a timely manner or that the noncompliance of the systems of any of these parties would not have a material adverse effect on either the retail or wholesale segments of the Company's business.

Retail Operations

      Western Beef operates nineteen retail supermarkets in the New York Metropolitan area under the trade name "Western Beef" and one outlet-type food store that operates under the trade name "Junior's Food Outlet" ("Junior's"). Its first two stores were opened in 1973 and 1979. In the late 1980's, management decided to pursue a more aggressive growth and expansion program consisting of new store acquisitions and remodeling and/or closing of smaller stores. Since that time, the Company has continued to search for suitable locations in the New York Metropolitan area to open new stores. In 1996 and 1995 the Company opened two and three stores, respectively. No new stores were opened in 1997.

      During 1997, 1996 and 1995, the Company's capital expenditures for its retail business were $7,085,000, $12,933,000 and $9,027,000, respectively.

      All stores are owned or leased by separate subsidiaries of the Company, with the exception of two subsidiaries, which each have two stores. Most stores are free standing. All stores are open seven days a week, including evenings, and are high-volume operations. Most stores are refrigerated, warehouse-type facilities which are divided into separate areas kept at different temperatures. Non-perishable items are displayed in an area maintained at normal room temperatures. In most of the Company's stores, meat is displayed in large refrigerated rooms where the Company sells both bulk meat, which is custom cut by store butchers, as well as a full variety of pre-packaged meats. In seventeen of its stores, the Company sells produce which is displayed in refrigerated cases maintained at 37 degrees Fahrenheit and where moisture content is regulated by automatic misting equipment. Dairy and deli products are sold in separate areas of the Company's stores, maintained at 30-40 degrees Fahrenheit. Most of the Company's stores also contain stand-alone freezers, which maintain temperatures suitable for storage of frozen foods, such as ice cream, vegetables and dinner entrees. The Company's stores also sell a complete line of dry groceries and some non-food products such as paper products and household utensils.

      Four of the Company's stores operate scratch brick oven bakeries, which bake a large variety of old world bread and rolls from basic ingredients. One of these stores supplies three other Company stores with fresh baked goods. It is anticipated that as capacity permits these baked goods will be introduced into all of the Company's stores. Thirteen stores also operate full service delicatessen departments, which cut-to-order the various cheese and processed meats displayed. The Company's other stores have self-service delicatessen departments.

      The Company promotes its "Western Beef" retail food stores in full color store circulars and local newspapers, generally at least once a week. In addition, advertisements are also placed on local radio stations and smaller cable television networks in both the English and Spanish languages. The Company distributes its weekly circulars door-to-door in selected neighborhoods and through insertions in local newspapers. Advertising expenditures for 1997 were $2,066,000, covering ad promotion, preparation, placement and distribution.

      The Company's nineteen retail supermarkets range in size from 9,000 square feet to 83,000 square feet, with an average of 30,000 square feet per store. They are supported by the Company's wholesale division warehouses totaling 117,000 square feet. In 1997, approximately 47% of the Company's retail purchases were derived from the Company's warehouses; the remaining purchases being delivered directly to the stores from manufacturers or outside wholesalers.

      Junior's was designed and constructed using a "non-frills" approach from initial construction to daily operation. The building structure is of pre-fabricated material which reduced the cost of construction and is designed to be energy efficient. Refrigerated dairy, meat and frozen food products are merchandised in rear-fed door display units. Dry grocery products are displayed on floor pallet stacks and "warehouse" type racking utilizing "cut case" display techniques. This merchandising format is unlike conventional supermarket formats in that it features a limited selection of high turnover food staples with a heavy emphasis on the Company's own Western Beef label brand products. In addition, Junior's sells a wide selection of pre-packaged meat and cheese products which are distributed from the Company's Central Cutting food processing facility thereby eliminating the need for expensive store butcher labor costs.

      In 1997, the Company made an evaluation of its warehouse operations including, the costs of acquiring and maintaining inventories and supplying the Company's stores. Based on this evaluation, the Company decided not to renew a grocery warehouse lease and decided instead to increase its purchases from White Rose Foods ("White Rose") currently, the Company's largest outside supplier. As a result, the Company has reduced certain overhead costs and reduced its inventory by approximately $2,600,000, thereby improving the Company's cash flow from operations. The Company does not have a formal supply agreement with White Rose. From time-to-time, the Company meets with other wholesale suppliers to ascertain if the service and prices charged by White Rose are as favorable as could be received from other sources. Based on these meetings, the Company has determined that purchasing from White Rose continues to be competitive with other supply sources and in the best interest of the Company.

      In 1997, White Rose accounted for approximately 16% of the Company's retail purchases. In 1997, no other supplier accounted for more than 10% of the Company's purchases. Management believes that the loss of White Rose as a supplier would not have a long-term adverse effect on the Company's performance since the Company has access to several other similar suppliers.

      During 1997, the Company increased both the number and diversity of the products marketed under the Western Beef brand label. These products are purchased from national and local food manufacturers. Western Beef brand products are generally well accepted by the Company's retail customers and more Western Beef brand products are expected to be introduced. In general, Western Beef brand products, which are priced 20% to 50% lower than the comparable national brand products, generate higher gross profit margins for the Company than brand name merchandise.

Wholesale Operations

      The Company also conducts a wholesale food business. It purchases beef, pork, poultry and provisions directly from major slaughterhouses, meat and poultry processors and other suppliers on a daily basis to ensure a supply of fresh products and to be responsive to customer needs. The Company does not have formal supply agreements with any of these entities. It purchases merchandise for its wholesale business by purchase orders, the terms of which are subject to normal market conditions such as pricing and availability at the time of purchase. None of these suppliers are material to the Company. Additionally, the Company's wholesale business warehouses and distributes grocery, produce, dairy and frozen food products to the Company's own retail food stores.

      The Company distributes products from its warehouses in Ridgewood, New York, which operate 24 hours a day. On average, the perishable inventory is turned over approximately once a week. Not withstanding such turnover, the wholesale business requires large amounts of working capital for financing inventory and accounts receivable.

      To facilitate its wholesale business and retail distribution, the Company (through a subsidiary) owns and operates a fleet of tractors, trailers and trucks, most of which are refrigerated. At various times since 1989, the Company has transported food products for others on a limited basis; however, substantially all trucking operations now are conducted for the Company's own distribution facilities. In addition, to enhance profitability, the Company "back hauls" merchandise inventory to achieve reduced product cost.

Competition

      The wholesale and retail segments of the food industry are competitive throughout the market areas served by the Company. These businesses are generally characterized by low profit margins, with earnings primarily dependent on rapid inventory turnover, careful cost control and the ability to achieve high sales volume.

      Competition manifests itself in virtually every aspect of the retail food business, including pricing, advertising and promotion, store size, location and attractiveness, hours of operation, product selection and quality, employee friendliness, service and parking facilities. Although Management believes the Company's retail stores price their products competitively, such pricing has been made possible principally because of the low overhead costs incurred by presenting the food in no-frills, warehouse type, bulk display settings without the typical shelving, lighting, decor and other amenities offered by most suburban supermarkets. In the past, the Company's retail food business has grown by opening food stores in locations in Metropolitan New York City areas where its stores were larger than existing independent supermarkets and convenience food stores and where there had been a limited presence of national or regional chain supermarkets. In recent years, however, the Company has experienced competition from larger supermarket chains, some of which have greater resources than the Company, as well as with other independent operators. Such competitors have expanded and are likely to continue expanding, by opening retail food stores within the Company's markets. Although Management believes it will be able to continue to compete on the basis of quality, price and reputation, there can be no assurance that the Company will be able to maintain or improve its current competitive position.

      Wholesale competition is based principally on price, quality and service, including the extension of favorable credit terms. Financially stronger wholesale competitors may be better suited to take advantage of distressed, "bargain" price opportunities, which arise during periods of over-supply, and to finance the cost of carrying large inventories and receivables during periods of market weakness. The wholesale division competes with several other companies on the wholesale level, some of which are larger than the Company and may have greater resources. Currently, there are adequate suppliers and multiple sources of the products which the Company distributes and sells. However, there is a trend toward consolidation in the food industry with many smaller suppliers being acquired by larger concerns.

Government Regulation

      The food business is subject to, and affected by, substantial and complex federal, state and local laws and regulations that apply to the sale of food at both the wholesale and retail level, and it is required to obtain certain federal, state and local permits and/or licenses for accepting United States Department of Agriculture ("USDA") food stamps and WIC (Women, Infants and Children) checks (assistance checks which can only be used to purchase certain dairy and grocery items), operating a bakery, processing meat, selling produce, beer and wine coolers, and otherwise in order to conduct business. In addition, such regulation includes unannounced inspections by government officials investigating sanitary conditions, weights, measures and other matters. The Company believes it currently holds all licenses and permits required to conduct its business and is in compliance in all-material respects with applicable regulations. For fiscal 1997, 1996 and 1995, respectively, food stamp redemptions accounted for approximately 20%, 24% and 25% of the Company's retail sales. There would be a material adverse effect on the Company if it were to suffer the loss of its USDA permits to accept food stamps or if the Government was to reduce or eliminate the food stamp program. Management believes that the decline in 1997 food stamp redemptions resulted from modifications made by the USDA regarding eligibility requirements for obtaining food stamps.

Employees

      As of March 18, 1998, the Company's retail business employed approximately 1,800 people and its wholesale business employed approximately 100 people. During the year, an attempt was made to unionize the Company's store and warehouse employees under a collective bargaining agreement. In November 1997, this unionization effort was defeated in a vote by the Company's employees.

Seasonality

      No material portion of the Company's business is affected by seasonal fluctuations, except that sales are generally strongest around holidays, particularly the Fourth of July and Easter.

Environmental Laws

      The Company is subject to various applicable federal, state and local laws and regulations relating to environmental matters. Under such laws, the Company is exposed to liability primarily as an owner or operator or real property and, as such, the Company may be responsible for the proper management or remediation of hazardous substances. Such substances for which the Company may be liable could include historic contamination of real property, asbestos-containing material in improvements and hazardous substances and oil used in the course of regular business operations. Remediation requirements may be imposed whether or not the owner or operator knew of, or was responsible for, the presence of contamination by hazardous substances. Also, the presence of contamination may hinder the owner or operator's ability to lease or sell property or to use the property as loan collateral.

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

Government Contracts

      Other than licenses to accept USDA food stamps and WIC checks, the Company does not have any material contracts or sub-contracts with any governmental agency. See "Government Regulation".

ITEM 2. PROPERTIES-GENERAL

      The buildings utilized by the Company were constructed at various dates between 1918 and 1998. The Company considers its warehouse facilities to be in good condition. All of the Company's retail facilities have been opened or modernized in recent years and the Company considers these facilities to be in good condition. The Company believes, to the best of its knowledge, that all its physical facilities, both owned and leased, are suitable and adequate for their intended uses and purposes.

Property-Retail

      The Company's nineteen retail supermarkets range in size from 9,000 square feet to 83,000 square feet, with an average of 30,000 square feet per store. They are supported by Company warehouses totaling 117,000 square feet.

      As of January 2, 1998, the Company owned four and leased fifteen of its stores currently in operation. Nine of the leased stores are rented from non-affiliated real estate developers and the other six are leased from entities owned by the Principal Stockholders. See "Item 1. Business-History".

      In January 1997, the Company signed a lease with the Principal Stockholders for a building located on Rockaway Boulevard in Queens, New York. The Company renovated this building converting it into its first outlet-type store of approximately 11,000 square feet. This store opened for business on March 30, 1998.

      In 1996 and 1997 the Company purchased several adjoining parcels of land for $366,000 on Myrtle Avenue in Brooklyn, N.Y. The Company is building its second outlet-type store on this site. This store will be approximately 11,000 square feet in size and is expected to open in mid-1998.

      The Company has made a deposit on a piece of property in the Bronx. Subject to meeting certain zoning requirements, the Company intends to construct a retail supermarket with satellite rental units. The estimated cost of this project for the purchase of the land and the renovation of this existing building is estimated to be $5,000,000.

      The Company's supermarkets are leased for terms, including options, of up to 40 years under leases which generally require the Company to pay for all real estate taxes, repairs and insurance. The average remaining life, including renewal options, on supermarkets leased from non-affiliates and from the Principal Stockholders is 24 and 11 years, respectively.

Property-Wholesale

      Under a lease purchase agreement, the Company occupies a two-story warehouse building located in Ridgewood, New York, of approximately 178,000 square feet with an adjacent parking area, requiring annual base rental payments of approximately $251,000 per year plus taxes, utilities and all other operating costs with the final payment scheduled for August 2004. The Company utilizes approximately half of the building for its wholesale operations and the remainder for its retail operations.

ITEM 3. LEGAL PROCEEDINGS

      The Company has various outstanding litigation matters which it considers to be in the ordinary course of business. In the opinion of Management, the outcome of these litigation matters will not materially, adversely affect the Company's financial position.

      The Company was a party to a lawsuit commenced in April 1991 in New York Supreme Court, Putnam County wherein the plaintiffs sought to prevent a scheduled auction of property held as collateral for a loan to one of the plaintiffs and brought three actions against the Company seeking compensatory and exemplary damages for fraud and abuse of process allegedly committed by the Company. In February 1998 these matters were settled for an amount, not considered by the Company to be material.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Company's Common Stock is traded over-the-counter in the NASDAQ National Market System ("NASDAQ") under the symbol "BEEF".

The range of the high and low bid prices per share of the Common Stock during the last two years, listed under the name Western Beef, Inc. as reported by NASDAQ, is set forth below:

         1997                               HIGH                LOW
         ----                               ----                ---

     1st  Quarter                            14                 10 3/8
     2nd  Quarter                            12 1/4              8
     3rd  Quarter                            10 3/4              7 3/4
     4th  Quarter                             9 1/2              6

         1996                               HIGH                LOW
         ----                               ----                ---

     1st  Quarter                             8 1/8              5 1/8
     2nd  Quarter                             9 3/4              8 1/8
     3rd  Quarter                            11 1/8              9 1/8
     4th  Quarter                            11 1/8             10 1/4

      As of March 16, 1998, there were 313 holders of record of the Company's Common Stock whose closing bid price on NASDAQ was $7 3/8 per share.

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

ITEM 6. SELECTED FINANCIAL DATA

      The selected financial data set forth below is derived from the Company's consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report. See ITEM 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

                               WESTERN BEEF, INC.
                             SELECTED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

------------------------------------------------------------------------------------------------
                          January 2,   January 3,   December 29,    December 30,   December 31,
                             1998       1997 (2)       1995             1994           1993
------------------------------------------------------------------------------------------------
Net sales                 $ 317,079    $ 340,873    $  301,387      $  291,886     $  274,107

Net income                $   3,203    $   5,989    $    4,934      $    4,773     $    4,422

Net income per
share of common
stock-basic(1)            $     .59    $    1.10    $      .90      $      .87     $      .81

Net income per
share of common
stock-diluted (1)         $     .58    $    1.09    $      .90      $      .87     $      .81

Total assets              $  76,254    $  74,499    $   63,313      $   54,731     $   48,530

Long-term obligations     $   8,837    $  11,011    $    7,691      $    7,224     $    5,614
------------------------------------------------------------------------------------------------

(1)   Adjusted to reflect a 1.1 for 1 stock split in January 1993.
(2) Fifty-three week fiscal year. The other fiscal years presented have fifty-two weeks.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following should be read in conjunction with the Company's financial statements and the related notes included herein.

OVERVIEW

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

General

      In March 1998, the Company opened one outlettype supermarket and is constructing a second outlet-type store which is expected to open in mid-1998. The first store was constructed on property leased from the Principal Stockholders and the second store is being constructed on several adjoining parcels of land purchased by the Company in 1996 and 1997. Through January 2, 1998, the Company has expended a total of $1,866,000 for the two outlettype stores. When completed these stores are expected to cost a combined total of $2,500,000. The Company is actively seeking more sites for possible openings of new stores in 1998.

      The Company has made a deposit on a piece of property in the Bronx. Subject to meeting certain zoning requirements, the Company intends to construct a retail supermarket with satellite rental units. The estimated cost of this project for the purchase of the land and the renovation of this existing building is estimated to be $5,000,000.

      The cost of opening a new supermarket is dependent upon the size of the supermarket and the amount of building renovations necessary to convert the property into a supermarket. Other factors involved would be the amount of equipment to be installed along with the number of product departments in the store. There can be no assurance that the Company can implement this strategy in a timely manner or at the costs stated above or that such strategy, when implemented, will be successful. The Company's growth and expansion program is susceptible to the hazards inherent in building and construction, including delays, cost overruns and zoning issues. While in the past such issues have not materially affected the Company's growth and expansion program, there can be no assurance that in the future such issues will not delay the implementation of this program or have a material effect on this program and the Company.

      For 1998, the Company plans on improving its inventory management system in both the distribution facilities and stores. The wholesale division warehouse will be equipped with hand held terminals to allow for scanning of product bar codes in billing and inventory management applications. To allow for this and future software enhancements the Company has completed an upgrade of its host client server hardware.

Year 2000 Issues

      The Company has completed the identification of its "legacy" applications that are not year 2000 compliant and has commenced modification or replacements of such systems, as necessary. In addition, the Company has received representations from all vendors from whom it has purchased software in the last three years that such software is year 2000 compliant. Given the information known at this time about the Company's systems that are non-compliant and the Company's ongoing efforts to upgrade or replace critical systems, Management does not expect the year 2000 compliance of the Company's systems to have a material adverse effect on the Company's liquidity or results of operations.
No assurance can be given, however, that all of the Company's systems will be year 2000 compliant or that compliance costs or the impact of a failure by the Company to achieve substantial year 2000 compliance will not have a material adverse effect on the Company's future liquidity or results of operations.

      The Company has initiated communications with its significant suppliers and customers to determine the extent to which the Company is vulnerable to the failure of such parties to remediate their year 2000 compliance issues. In addition, the Company has undertaken a project to create a software "patch" which would convert any data sent to the Company which was not year 2000 compliant into a format that is compliant. No assurance can be given, however, that the systems of these outside parties will be made year 2000 compliant in a timely manner or that the noncompliance of the systems of any of these parties would not have a material adverse effect on the Company's liquidity or results of operations.

RESULTS OF OPERATIONS

1997 Compared to 1996

      For 1997, the Company achieved net income of $3,203,000, or $.58 per share, on net sales of $317,079,000 as compared to 1996 net income of $5,989,000, or $1.09 per share, on net sales of $340,873,000.

      The 7.0% decrease in net sales in 1997 compared to 1996 resulted from (i) 1996 being a 53-week fiscal year, whereas 1997 was a 52-week fiscal year; (ii) a decline in retail and wholesale net sales as a result of lower food stamp redemptions, which the Company believes resulted from modifications made by the USDA to food stamp eligibility requirements; (iii) a decline of 16.3% in wholesale net sales as a result of a tighter credit policy adopted by the Company; (iv) low food price inflation; (v) increased competition; and was partially offset by the full year's sales in 1997 of the two stores that opened in 1996. The retail segment provided 73.3% of total net sales in 1997, as compared with 70.3% of total net sales in 1996.

      Gross profits, as a percentage of net sales, for 1997 and 1996 were 25.0% and 24.2%, respectively. The increase in the gross profit percentage for 1997 resulted primarily from the increased ratio of retail to wholesale sales in 1997 as compared with 1996. For the years 1997 and 1996, the retail segment contributed 90.9% and 89.0% of the gross profit, respectively.

      Selling, general and administrative expenses expressed as a percentage of sales increased to 23.5% in 1997 from 21.3% in 1996 primarily as a result of (i) the inclusion of the full year's cost in 1997 of the two stores that opened in 1996; (ii) certain occupancy costs, such as utilities, rent and depreciation which do not vary directly with sales declines thereby increasing the expense ratio; and (iii) wage and related benefit costs which were unfavorably impacted by increases in the federal minimum wage.

      Income from operations decreased 51.3% to $4,732,000 in 1997 from $9,717,000 in 1996. This decrease was principally the result of (i) decreased sales partially offset by an increase in the gross profit percentage; and (ii) higher selling, general and administrative expenses.

      Income Taxes

      The effective tax rate of the Company decreased to 40.0% for 1997 from 43.3% for 1996 as a result of the utilization of low income housing tax credits and lower state and local income taxes resulting from investment tax credits.

      The Company's deferred tax asset resulted from temporary differences of this asset in reporting depreciation expense for income tax and financial reporting purposes which accelerated the reporting of taxable income for income tax purposes. These temporary differences are expected to reverse themselves in future periods and Management believes the Company will recover the entire amount of this asset.

      The Company's investment in low income housing credits reduced the Company's effective tax rate approximately 4.3% in 1997 and 2.1% in 1996. In addition to the low income housing credits, the Company participated in the federally sponsored Work Opportunity Tax Credit ("WOTC") program which helped to reduce the 1997 effective tax rate by 1.3%.

      Retail Segment

      Net sales in the retail segment decreased 3.0% in 1997 compared to 1996 as a result of (i) 1996 being a 53-week fiscal year, whereas 1997 was a 52-week fiscal year; (ii) a decline in food stamp redemptions, which the Company believes resulted from modifications made by the USDA to food stamp eligibility requirements; (iii) low food price inflation; and (iv) increased competition. These declines were partly offset by the inclusion in 1997 net sales of full year net sales for the two stores opened by the Company in 1996. Same stores sales decreased 4.01% in 1997 as compared to 1996 due to 1997 being a shorter fiscal year and decreased food stamp redemptions.

      Retail gross profits as a percentage of sales increased to 31.0% in 1997 from 30.6% in 1996, principally as a result of the increased ratio of retail to wholesale sales, as well as the capital expansion program, which increased the selling square footage dedicated to the higher gross profit dairy, frozen and bakery merchandise categories. Retail income from operations decreased 46.2% to $4,727,000 in 1997 from $8,793,000 in 1996. This decrease was principally the result of (i) decreased net sales; and (ii) higher selling, general and administrative expenses.

      Wholesale Segment

      Wholesale net sales decreased 16.3% to $84,679,000 from $101,162,000 in 1996. This decrease in wholesale net sales resulted primarily from (i) an adjustment of the Company's credit policy to sell only to customers who have the requisite credit worthiness; (ii) low food price inflation; and (iii) reduced food stamp redemptions at wholesale customers of the Company. Wholesale gross profit for 1997 and 1996 was 8.6% and 8.9%, respectively. Wholesale income from operations decreased 99.5% to $5,000 in 1997 as compared with $924,000 in 1996 due principally to increased write offs of uncollectable receivables.

      Wholesale gross profits as a percentage of sales decreased to 8.6% in 1997 from 8.9% in 1996, principally as a result of (i) higher purchase costs; and
(ii) increased competition.

Recent Accounting Standards

      In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components within financial statements. Comprehensive income consists of all changes in equity during a period except those resulting from investments by and distributions to owners. SFAS No. 130 also requires that all components of comprehensive income be disclosed in a separate financial statement or on the face of the income statement. This statement is effective for the Company beginning in 1998 and requires reclassification of prior period information for comparative purposes.

      In 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprises and Related Information" ("SFAS No. 131"). SFAS No. 131 replaces the products and services approach of SFAS No. 14's to reporting business segments with the management approach. Under the provision of SFAS No. 131, business segments are based on the way that the chief operating decision maker organizes the segments within the enterprises, for deciding how to allocate resources and in assessing performance. SFAS No. 131 is effective for the Company in 1998, and segment information that is reported with corresponding information for the initial year must be restated unless it is impractical to do so.

      In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits" ("SFAS No. 132"), an amendment of FASB Statements No. 87, 88 and 106. SFAS No. 132 revises employers' disclosure about pension and other post-retirement benefit plans. SFAS No. 132 is effective for the Company in 1998.

      The adoption of these statements is not expected to have a material effect on the consolidated financial statements of the Company.

1996 Compared to 1995

      For 1996, the Company achieved net income of $5,989,000, or $1.09 per share, on net sales of $340,873,000, as compared to 1995 net income of $4,934,000, or $.90 per share, on net sales of $301,387,000.

      The 13.0% increase in net sales in 1996 compared with 1995 net sales resulted from (i) inclusion of the full year sales for the three stores that were opened in mid-1995; (ii) inclusion of sales of the two stores that were opened in 1996; (iii) a 8.8% increase in wholesale sales; and (iv) 1996 being a 53-week fiscal year, whereas 1995 was a 52- week fiscal year. Net sales from the new retail stores raised net sales of the retail segment to 70.3% of total net sales in 1996, as compared with 69.2% of total net sales in 1996.

      Gross profits as a percentage of net sales for 1996 and 1995 were 24.2% and 24.0%, respectively. This increase was principally the result of the increased ratio of retail to wholesale sales in 1996 as compared to 1995. The retail segment contributed 89% of the gross profit for both years.

      Selling, general and administrative expenses expressed as a percentage of net sales increased to 21.3% in 1996 from 21.17% in 1995 principally as a result of (i) the costs of the two new stores that opened in 1996; and (ii) the full year costs in 1996 of the stores that opened in 1995. Income from operations increased 9.3% to $9,717,000 in 1996 from $8,889,000 in 1995. This increase income from operatons was
principally the result of the total of (i) increased net sales; and (ii) higher gross profit percentage; which was partially offset by increased selling, general and administrative expense.

      Retail Segment

      Net sales in the retail segment increased 15.0% in 1996 compared to 1995 as a result of (i) 1996 being a 53-week fiscal year, whereas 1995 was a 52-week fiscal year; and (ii) inclusion of sales of the two stores that were opened in 1996. Same store sales increased 1.1% in 1996 as compared to 1995 due to 1996 being a longer fiscal year. Gross profits for 1996 and 1995 were 30.6% and 30.8%, respectively. Income from operations for the retail segment increased 13.0% to $8,793,000 in 1996 from $7,781,000 in 1995.

      In 1996, the Company incurred competition in the retail segment from major chains as the Company expanded and continued to open new retail supermarkets. Several of the Company's retail stores were impacted by this competition; however, the Company was able to stay profitable and believes that it has retained a significant part of its market share.

      Wholesale Segment

      Wholesale net sales increased 8.8% to $101,162,000 in 1996 from $92,961,000 in 1995. This increase was the result of higher net sales to an existing supermarket chain customer and expanded sales in Philadelphia, PA. The Company believes this increase in sales also arose as a result of the closure of a competitor of the Company. Wholesale gross profit for 1996 and 1995 remained constant at the 1995 level of 8.9%. Wholesale income from operations decreased 16.6% to $924,000 from $1,108,000 in fiscal 1995 due to higher delivery, general and administrative expenses. The wholesale division continued to have competition in its market segment in 1996 compared with 1995.

      Income Taxes

      The effective tax rate of the Company decreased to 43.3% for 1996 from 45.5% for 1995, primarily as a result of the utilization of low income housing tax credits and lower state and local income taxes.

      The Company's deferred tax asset resulted from temporary differences of this asset in reporting depreciation expense for income tax and financial reporting purposes which accelerated the reporting of taxable income for income tax purposes. These temporary differences are expected to reverse themselves in future periods and Management believes the Company will recover the entire amount of this asset.

      The Company's investment in low income housing credits reduced the Company's effective tax rate approximately 2.1% in 1996 and 1.6% in 1995.

Liquidity and Capital Resources

      Net cash flow from operations was $12,046,000 for 1997. The Company had capital expenditures of $7,322,000 in 1997, primarily on (i) equipment purchases and improvements at the two outlet-type food stores under construction; (ii) the renovation of four older stores; and (iii) the expanded office space at the Company's executive and administrative office building. The Company also repaid long-term debt of $3,006,000 in 1997. As of January 2, 1998, the Company had $7,527,000 in cash and cash equivalents available for acquisitions and expansion.

      These additions and improvements were funded by cash flow from operations, the drawdown of $647,000 under a loan obtained from Amplicon Financial and $2,232,000 received from General Electric Capital Corporation pursuant to a sale/leaseback agreement. The Amplicon Financial loan drawdown, the final drawdown under a $3,000,000 facility, was at the interest rate of 7.75% per annum and is payable over a five year period. The General Electric Capital Corporation sale/leaseback agreement was at a rate of 7.48% per annum payable over a three year period, with three-one year renewals, and a declining balloon payment option at the end of each rental term.

      The Company has available a $3,000,000 working capital line of credit from North Fork Bank expiring on July 1, 1998, which the Company expects will be renewed for another year on similar terms. At January 2, 1998, the entire balance was available for use by the Company. The Company also has several financial institutions that it believes would be available to finance new store equipment, usually over a five to ten year period.

      The Company plans to utilize most of its available cash flow to fund capital expenditures for renovating existing stores and for opening new retail outlets. There are no restrictions on the transfer of assets between segments, though the Company intends to let each segment develop its own growth. The Company expects that available cash flow from the wholesale segment will be used to expand its customer base, which should result in higher levels of inventory and accounts receivable. Although Management believes that these expenditures will enable the Company to expand its customer base, there can be no assurance that this strategy will be successful.

      The Company believes that its cash flow from operations will be sufficient to meets its current obligations and commitments for the next twelve months. In addition to the two outlet-type stores currently under construction and the property being developed in the Bronx, the Company has no other material capital commitments. The Company expects the aggregate 1998 capital commitments for these projects to be approximately $6,000,000. See "Overview" for a description of the factors that may effect the costs of opening a new supermarket, and the risks inherent in the Company's growth and expansion plan.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Pursuant to a resolution of the Company's Board of Directors and the Audit Committee thereof, dated September 15, 1997, the Company discontinued the engagement of BDO Seidman, LLP ("BDO") and engaged Price Waterhouse LLP as the Company's independent accountants for the Company's 1997 fiscal year.

      During the 1995 and 1996 fiscal years and the subsequent interim period preceding the termination of BDO, the Company had no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure or auditory scope or procedure, which disagreements, if not resolved to the satisfaction of BDO, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

                                    PART III

      All items under this section are incorporated by reference to the Company's proxy statement that will be filed no later than 120 days after January 2, 1998.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

The following documents are being filed as a part of this report:

(a)   1.    Financial Statements
      2.    Financial Statement Schedule

All other schedules are omitted since the required information is either not required or not present.

      3.     Exhibits

                 3.1    Certificate of Incorporation of the Company, as amended
                        (1)

                 3.2 Certificate of Amendment to the Certificate of Incorporation of the Company, dated January 13, 1993 (3)

                 3.3    By-Laws of the Company (2)

                 10.1   Agreement of Combination (2)

                 10.2   Agreement of Merger (1)

                 10.3   Certificate of Merger (1)

                 10.4 Master Lease Agreement dated December 29, 1997 between the Company and General Electric Capital Corporation (4)

                 10.5 $3,000,000 Line of Credit Agreement expiring July 1, 1998 between the Company and North Fork Bank in the form of a Promissory Note dated September 17, 1997 from the Company to North Fork Bank (4)

                 10.6 Lease Agreement dated November 1, 1991 between P.M.C. Supermarket, Inc. d/b/a/ Western Beef Forest Avenue Inc. and Forest Associates, an affiliate of the Principal Stockholders for the rental of the Company's Forest Avenue store. (4)

                 10.7 Store Lease dated February 6, 1990 between the Company and 130-35 Merrick Boulevard Associates, L.P., an affiliate of the Principal Stockholders, for the rental of the Company's Merrick Boulevard Store. (4)

                 10.8 Parking Lot Lease dated February 6, 1990 between the Company and CM Boulevard Associates, L.P., an affiliate of the Principal Stockholders, for the rental of the parking lot at the Company's Merrick Boulevard Store.
                        (4)

                 10.9 Agreement of Lease dated July 6, 1989 between Quarex, Inc. and Elmont Q. Properties, an affiliate of the Principal Stockholders, for the rental of the Company's Elmont Store. (4)

                 10.10 Lease Agreement dated November 1, 1992 between Western Beef - 173rd Street Inc. and Peter Castellana, Jr. and Marie Castellana for the rental of the Company's 173rd Street Store. (4)

                 10.11 Lease Agreement dated March 1, 1990 between western Beef East New York Inc. and Elmont Q. Properties, Inc., an affiliate of the Principal Stockholders, for the rental of the Company's East New York Store. (4)

                 10.12 Store Lease dated January 30, 1997 between the Company and ANT Realty Corp., an affiliate of the Principal Stockholders, for the lease of the Company's Rockaway Boulevard Store. (4)

                 10.13 Lease Agreement dated January 23, 1992 between Quarex Inc. and 61 2nd Street Associates, an affiliate of the Principal Stockholders for the lease of the Company's Mineola Store. (4)

                 10.14 Agreement dated September 18, 1995 between the Company and Amplicon Financial Corp. (4)

                 10.15 Assignment dated March 19, 1996 between Western Beef-Steinway Street, Inc. and Metlife Capital Financial Corporation (4)

                 10.16 Amended and Restated Mortgage dated March 19, 1996 between Western Beef - Steinway Street, Inc. and Metlife Capital Financial Corporation (4)

                 10.17 Amended and Restated Promissory Noted dated March 19, 1996 between Western Beef-Steinway Street, Inc. and Metlife Capital Financial Corporation (4)

                 10.18 Indenture dated September 17, 1993 between Ranbar Packing, Inc. and Astoria Federal Savings and Loan Association (4)

                 10.19 Note dated September 17, 1993 between Ranbar Packing, Inc. and Astoria Federal Savings and Loan Association
                        (4)

                 10.20 Contract of Sale dated June 29, 1993 between Ranbar packing, Inc. and Astoria Federal Savings and Loan Association (4)

                 21     Subsidiaries (4)

                 23.1   Consent of Price Waterhouse LLP (4)

                 23.2   Consent of BDO Seidman, LLP (4)

                 27     Financial Data Schedule (4)

--------------------------------------------------------------------------------

                (1) Incorporated by reference to the Form 8-K Current Report filed November 13, 1992 (the "8-K")

                (2)     Incorporated by reference to Form S-4 File No. 33-44494.

                (3) Filed with the Annual Report on Form 10-K for the fiscal year 1992.

                (4)     Filed herewith.

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


                                  WESTERN BEEF, INC.


                                  By: /s/Peter Castellana, Jr.,
                                  Peter Castellana, Jr.,
                                  President, Chief Executive Officer
                                  and Director



Date: March 30, 1998


        SIGNATURE                        TITLE                      DATE
        ---------                        -----                      ----

/s/Peter Castellana, Jr.     President, Chief Executive        March 30, 1998
--------------------------   Officer and Director
Peter Castellana, Jr.

/s/Chris Darrow              Principal Financial               March 30, 1998
--------------------------   and Accounting Officer
Chris Darrow

/s/Joseph Castellana         Director                          March 30, 1998
--------------------------
Joseph Castellana

/s/Stephen R.Bokser          Director                          March 30, 1998
--------------------------
Stephen R. Bokser

/s/Arnold B. Becker          Director                          March 30, 1998
--------------------------
Arnold B. Becker

Western Beef, Inc. and Subsidiaries
Consolidated Financial Statements
Years Ended January 2, 1998,
January 3, 1997 and December 29, 1995

                       Western Beef, Inc. and Subsidiaries
                                    Contents

Reports of Independent Accountants                                       F - 1-2

Consolidated financial statements:

Consolidated balance sheets                                                F - 3

Consolidated statements of income                                          F - 4

Consolidated statements of stockholders' equity                            F - 5

Consolidated statements of cash flows                                      F - 6

Notes to consolidated financial statements                              F - 7-24

Report of Independent Accountants on consolidated
 financial statement schedule                                             F - 25

Schedule II - Valuation and Qualifying Accounts                           F - 26

                        Report of Independent Accountants

To the Board of Directors and
Stockholders of Western Beef, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Western Beef, Inc. and Subsidiaries at January 2, 1998 and the results of their operations and their cash flows for the fifty-two week period then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

New York, New York
March 5, 1998

Report of Independent Certified Public Accountants

To the Stockholders and Directors of Western Beef, Inc.:

We have audited the accompanying consolidated balance sheet of Western Beef, Inc. and Subsidiaries as of January 3, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended January 3, 1997. We have also audited the schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements and schedule are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Beef, Inc. and Subsidiaries as of January 3, 1997, and the results of their operations and their cash flows for each of the two years in the period ended January 3, 1997, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein for each of the two years in the period ended January 3, 1997.

BDO Seidman, LLP

New York, New York
March 5, 1997

Western Beef, Inc. and Subsidiaries

Consolidated Balance Sheets
(In Thousands, Except Par Value)
--------------------------------------------------------------------------------

                                                                    January 2,  January 3,
                                                                       1998        1997
Assets

Current:
   Cash and cash equivalents                                         $  7,527    $  2,634
   Accounts receivable, net of allowance for
      doubtful accounts of $552 and $386                                6,275       8,434
   Inventories                                                         14,113      17,668
   Prepaid expenses and other current assets                            2,933       1,461
   Deferred income taxes                                                1,235       1,253
                                                                     --------    --------

        Total current assets                                           32,083      31,450

Property, plant and equipment, net                                     42,258      41,276
Other assets                                                            1,913       1,773
                                                                     --------    --------

        Total assets                                                 $ 76,254    $ 74,499
                                                                     ========    ========

Liabilities and Stockholders' Equity

Current:
   Current portion of long-term debt                                 $  1,571    $  1,505
   Current portion of obligations under capital leases                  1,090       1,341
   Accounts payable                                                     8,903      10,617
   Accrued expenses and other current liabilities                       4,834       4,720
   Accounts payable-related party                                       1,997         797
                                                                     --------    --------

        Total current liabilities                                      18,395      18,980

Long-term debt, net of current portion                                  5,707       7,310
Obligations under capital leases, net of current portion                3,130       3,701
Deferred income taxes payable                                           2,059       1,484
Other non-current liabilities                                           1,834       1,142
                                                                     --------    --------

        Total liabilities                                              31,125      32,617
                                                                     --------    --------
Commitments and contingencies (Note 7)

Stockholders' equity:
   Preferred stock, $.05 par value - 2,000 shares
      authorized; none issued                                              --          --
   Common stock, $.05 par value - 15,000 shares authorized;
      5,466 and 5,463 shares, respectively, issued and outstanding        273         273
   Capital in excess of par value                                      11,390      11,379
   Retained earnings                                                   33,563      30,360
   Deferred compensation                                                  (97)       (130)
                                                                     --------    --------

        Total stockholders' equity                                     45,129      41,882
                                                                     --------    --------

                                                                     $ 76,254    $ 74,499
                                                                     ========    ========


   The accompanying notes are an integral part of these financial statements.

Western Beef, Inc. and Subsidiaries

Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------

                                                     1997       1996       1995
Net sales                                          $317,079   $340,873   $301,387
Cost of sales                                       237,808    258,402    228,923
                                                   --------   --------   --------

        Gross profit                                 79,271     82,471     72,464

Selling, general and administrative expenses         74,539     72,754     63,575
                                                   --------   --------   --------

        Income from operations                        4,732      9,717      8,889

Other income, net                                       603        837        162
                                                   --------   --------   --------

        Income before provision for income taxes      5,335     10,554      9,051

Provision for income taxes                            2,132      4,565      4,117
                                                   --------   --------   --------

        Net income                                 $  3,203   $  5,989   $  4,934
                                                   ========   ========   ========

Net income per share of common stock-basic         $    .59   $   1.10   $    .90
                                                   ========   ========   ========

Net income per share of common
   stock - diluted                                 $    .58   $   1.09   $    .90
                                                   ========   ========   ========

Weighted average shares outstanding - basic           5,465      5,463      5,463
                                                   ========   ========   ========

Weighted average shares outstanding - diluted         5,503      5,497      5,477
                                                   ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

Western Beef, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity
(In Thousands)
--------------------------------------------------------------------------------

                                     Common Stock     Capital in
                                 --------------------  excess of   Retained   Deferred
                                   Shares   Par value  par value   Earnings Compensation
Balance, December 30, 1994          5,463   $    273   $ 11,516    $ 19,437   $     --
Net income for 1995                    --         --         --       4,934         --
Other                                  --         --       (305)         --         --
Granting of below-market stock
   options                             --         --        168          --       (168)
Amortization of deferred
   compensation                        --         --         --          --          4
                                 --------   --------   --------    --------   --------

Balance, December 29, 1995          5,463        273     11,379      24,371       (164)
Net income for 1996                    --         --         --       5,989         --
Amortization of deferred
   compensation                        --         --         --          --         34
                                 --------   --------   --------    --------   --------

Balance, January 3, 1997            5,463        273     11,379      30,360       (130)
Net income for 1997                    --         --         --       3,203         --
Amortization of deferred
   compensation                        --         --         --          --         33
Stock options exercised                 3         --         11          --         --
                                 --------   --------   --------    --------   --------

Balance, January 2, 1998            5,466   $    273   $ 11,390    $ 33,563   $    (97)
                                 ========   ========   ========    ========   ========

   The accompanying notes are an integral part of these financial statements.

Western Beef, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(In Thousands)
--------------------------------------------------------------------------------

                                                                   1997        1996        1995
Cash flows from operating activities:
   Net income                                                    $  3,203    $  5,989    $  4,934
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                 4,172       3,395       2,747
      Provision for losses on accounts receivable                     955         611         539
      Deferred income taxes                                           593        (316)        916
      (Gain) loss on disposal of property, plant and equipment        (80)        (20)         19
      (Increase) decrease in current assets:
        Accounts receivable                                         1,204        (291)     (2,386)
        Inventories                                                 3,555      (1,709)     (2,620)
        Prepaid expenses and other current assets                  (1,472)        559         780
        Other assets                                                 (140)        (59)        240
      (Decrease) increase in current liabilities:
        Accounts payable and accounts payable - related party        (514)     (1,720)        537
        Accrued expenses and other current liabilities                114       1,530       1,711
      Increase in non-current liabilities                             456       1,142          --
                                                                 --------    --------    --------

        Net cash provided by operating activities                  12,046       9,111       7,417
                                                                 --------    --------    --------

Cash flows from investing activities:
   Capital expenditures                                            (7,322)    (13,121)     (9,304)
   Investment in low-income housing credits                            --          --      (1,067)
                                                                 --------    --------    --------

        Net cash (used in) investing activities                    (7,322)    (13,121)    (10,371)
                                                                 --------    --------    --------

Cash flows from financing activities:
   Proceeds from sale of property, plant and equipment              2,517         112         228
   Proceeds on issuance of long-term debt                             647       6,377       2,777
   Payments on long-term debt                                      (3,006)     (2,276)     (1,931)
   Issuance of common stock                                            11          --          --
                                                                 --------    --------    --------

        Net cash provided by financing activities                     169       4,213       1,074
                                                                 --------    --------    --------

Net increase (decrease) in cash and cash equivalents                4,893         203      (1,880)

Cash and cash equivalents, beginning of year                        2,634       2,431       4,311
                                                                 --------    --------    --------

Cash and cash equivalents, end of year                           $  7,527    $  2,634    $  2,431
                                                                 ========    ========    ========

Cash paid during the year for:
   Interest                                                      $  1,086    $  1,071    $    775
   Income taxes                                                  $  2,569    $  4,442    $  2,741

   The accompanying notes are an integral part of these financial statements.

Western Beef, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1. Summary of Significant Accounting Policies

      Description of Business

      Western Beef, Inc. and Subsidiaries, all of which are wholly-owned, (the "Company") operate high-volume, warehouse-type, retail food stores and a wholesale meat and poultry business. During 1997 and 1996, the Company operated nineteen retail food stores. During 1995, the Company operated seventeen retail stores. The Company also sells poultry, beef, pork and provisions through its wholesale operations to supermarket chains, retailers and other distributors. The retail stores serve the New York/New Jersey metropolitan area and the wholesale business operates principally in the New York, New Jersey and Eastern Pennsylvania markets.

      Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      Fiscal Year

      The Company uses a 52-53 week fiscal year, with the year ending on the Friday closest to December 31. The fiscal years ended January 2, 1998, January 3, 1997 and December 29, 1995 are referred to as 1997, 1996 and 1995, respectively, throughout the financial statements. Fiscal years 1997 and 1995 include 52 weeks and fiscal year 1996 includes 53 weeks.

      Revenue Recognition

      Retail revenues are recorded at the time of sale. Wholesale revenues are recorded at the time the products are shipped.

      Inventories

      Inventories consisting of meats, poultry, groceries and other food products held for resale, are stated at the lower of cost (first-in, first-out retail method) or market.

      Property, Plant and Equipment

      Property, plant and equipment are recorded at cost. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets. The buildings under capital lease and leasehold improvements are being amortized over their useful lives. Repairs and maintenance are charged to operations. Renewals and improvements are capitalized.

Western Beef, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" requires that long-lived assets held and used by the Company be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized, to the extent that the sum of undiscounted estimated future cash flows expected to result from the asset's use is less than its carrying value. The Company has evaluated its asset base under the guidelines established by SFAS No. 121 and determined that no impairment is present.

      Estimated Fair Value of Financial Instruments

      Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), "Disclosure about Fair Value of Financial Instruments", requires disclosures of fair value information about financial instruments for which it is practicable to estimate the value, whether or not recognized on the balance sheet. The fair value of financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, approximate carrying value. The carrying amounts of long-term debt and obligations under capital leases approximate fair value because the interest rates approximate current market rates.

      Income Taxes

      Deferred income taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred income taxes represent the future tax return consequences of those differences which will either be taxable or deductible when the assets and liabilities are recovered or settled.

      Other Assets

      Included in other assets are investments of approximately $901,000 and $974,000 at January 2, 1998 and January 3, 1997, respectively, which the Company made in two limited partnerships during 1995. These investments have generated low income housing tax credits to be used to offset future federal income taxes. In accordance with Emerging Issues Task Force Issue No. 94-1, "Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects", these investments are accounted for under the effective yield method. The credits are guaranteed by an indemnification agreement in the partnership contract.

      Net Income Per Share

      Effective January 1997, the Company accounts for its net income per share in accordance with Statement of Financial

Western Beef, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Under SFAS No. 128, the Company is required to report both basic net income per share based on the weighted average number of common shares outstanding and diluted net income per share based on the weighted average number of common shares outstanding plus all potentially dilutive common shares issuable. In accordance with SFAS No. 128, all prior period net income per share data have been restated. Net income per share calculations for 1997, 1996 and 1995 are presented in Note 5.

      Cash Equivalents

      Cash equivalents include all highly liquid debt instruments with an original maturity of three months or less. Cash equivalents consist primarily of money market accounts.

      Concentration of Credit Risk

      Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and trade accounts receivable. The Company maintains some of its cash balances in accounts which exceed federally insured limits, but has not experienced any losses to date resulting from this policy. The Company sells primarily to retail customers and wholesale food businesses located in the New York metropolitan area. Although the Company is directly affected by the well-being of the food industry, management does not believe significant credit risk exists.

      Store Opening Costs

      Costs associated with the opening of new stores are expensed as incurred.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting period. Actual results could differ from those estimates.

      Recent Accounting Standards

      In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No.130 establishes standards for reporting and display of comprehensive income and its components within financial

Western Beef, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      statements. Comprehensive income consists of all changes in equity during a period except those resulting from investments by and distributions to owners. SFAS No. 130 also requires that all components of comprehensive income be disclosed in a separate financial statement or on the face of the income statement. This statement is effective for the Company beginning in 1998 and requires reclassification of prior period information for comparative purposes.

      In 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 replaces the products and services approach of SFAS No. 14 to reporting business segments with the management approach. Under the provisions of SFAS No. 131, business segments are based on the way that the chief operating decision maker organizes the segments within the enterprise for deciding on how to allocate resources and in assessing performance. SFAS No. 131 is effective for the Company in 1998, and segment information that is reported with corresponding information for the initial year must be restated, unless it is impractical to do so.

      In 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits" ("SFAS No. 132"), an amendment of FASB Statements Nos. 87, 88 and 106. SFAS No. 132 is effective for the Company in 1998.

      The adoption of these statements is not expected to have a material effect on the consolidated financial statements.

      Reclassifications

      Certain reclassifications have been made to the prior year amounts to conform to the fiscal 1997 presentation.

Western Beef, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

2. Property, Plant and Equipment

      Property, plant and equipment consist of the following (in thousands):

                                           Depreciable
                                               life      January 2,   January 3,
                                             in years       1998         1997
      Land                                                 $ 2,723      $ 2,703
      Land under capital leases                                650          650
      Buildings                              35 to 39        4,053        4,053
      Buildings under capital leases         35 to 39        1,950        1,950
      Improvements                           10 to 30       30,811       26,599
      Machinery and equipment                 6 to 20       12,253       12,462
      Equipment under capital leases         10 to 30        7,341        6,382
      Furniture and fixtures                  5 to 7         2,814        2,692
      Transportation equipment                   5             189          720
                                                           -------      -------

                                                            62,784       58,211

      Less: accumulated depreciation and amortization       20,526       16,935
                                                           -------      -------

                                                           $42,258      $41,276
                                                           =======      =======

Western Beef, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

3. Debt

      Installment Notes

                                                          January 2,  January 3,
                                                             1998        1997
      Long-term debt consists of the following
         (in thousands):

      Installment notes payable in monthly
         installments of $133 including
         interest at rates ranging from 7.55%
         to 10.0%, expiring at various dates
         through 2001 and collateralized by
         certain accounts receivable,
         inventory and equipment                            $3,407      $4,731

      Installment notes payable in monthly
         installments of $44 including
         interest at rates ranging from 8.25%
         to 9.38%, expiring at various date
         through 2006 and collateralized by
         land and buildings                                  3,711       3,924

      Installment note payable in annual
         principal payments of $16, plus
         interest at 8%; payments commence
         in 2001 through 2010                                  160         160
                                                            ------      ------

                                                             7,278       8,815

      Less:  Current maturities                              1,571       1,505
                                                            ------      ------

                                                            $5,707      $7,310
                                                            ======      ======

      As of January 2, 1998, debt matures as follows (in thousands):

      1998                                                          $1,571
      1999                                                           1,523
      2000                                                             943
      2001                                                             358
      2002                                                             195
      Thereafter                                                     2,688
                                                                    ------

                                                                    $7,278
                                                                    ======

      At January 2, 1998, land, property and equipment with a net book value of $9,061,000 was pledged as collateral for the debt.

      For fiscal years 1997, 1996 and 1995, interest expense (net of interest income of $106,000, $164,000 and $142,000, respectively) was $965,000,
      $907,000 and $633,000, respectively.

Western Beef, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      Bank Facility

      During 1997, the Company renewed its agreement for a credit facility that permits borrowings of up to $3,000,000, expiring July 1, 1998. The facility is available for working capital purposes and is secured by all monies possessed by the bank that are at any time credited by or due from the bank to the Company. Borrowings under the facility bear interest at the bank's prime rate. The facility provides for an additional fee payable (at the bank's prime rate plus 4%) if and to the extent that the aggregate average monthly balance in non-interest bearing deposit accounts is less than $1,000,000. During 1997, the Company had no borrowings under this facility.

      Capital Lease Obligations

      The Company utilizes certain land, buildings and equipment in its operations pursuant to lease agreements which are accounted for as capital leases. Future minimum lease payments under capital lease obligations, together with the present value of the net minimum lease payments at January 2, 1998, were as follows (in thousands):

      Fiscal Year

      1998                                                          $1,396
      1999                                                             932
      2000                                                             932
      2001                                                             932
      2002                                                             553
      Thereafter                                                       418
                                                                    ------

                                                                     5,163

      Less: Amounts representing interest                              943
                                                                    ------

      Present value of net minimum lease payments                    4,220

      Less: Current portion                                          1,090
                                                                    ------

                                                                    $3,130
                                                                    ======

Western Beef, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

4. Income Taxes

      The provision for income taxes consists of the following (dollars in thousands):

                                          1997         1996          1995

      Federal:
         Current                        $   704      $ 2,744       $ 1,474
         Deferred                           467         (183)          515
                                        -------      -------       -------

                                          1,171        2,561         1,989
                                        -------      -------       -------

      State and local:
         Current                            837        2,137         1,727
         Deferred                           124         (133)          401
                                        -------      -------       -------

                                            961        2,004         2,128
                                        -------      -------       -------

                                        $ 2,132      $ 4,565       $ 4,117
                                        =======      =======       =======

      The deferred income tax provision (benefit) results primarily from the annual change in temporary differences between the basis of assets and liabilities for financial reporting purposes and such amounts as measured by income tax laws.

      A reconciliation of income taxes at the 34% federal statutory income tax rate for 1997, 1996 and 1995 to income taxes as reported is as follows:

                                                     1997     1996     1995

      Statutory federal income tax rate              34.0%    34.0%    34.0%
      State and local income taxes, net of federal
         income tax benefit                          12.2     12.1     13.1
      Low income housing tax credits                 (4.3)    (2.1)    (1.6)
      Work opportunity tax credit                    (1.3)      --       --
      Other                                           (.6)     (.7)      --
                                                     ----     ----     ----

      Effective income tax rate                      40.0%    43.3%    45.5%
                                                     ====     ====     ====

      The Company has qualified low income housing tax credits of $1,464,000 which are available to reduce future regular federal income taxes.

Western Beef, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      Thecomponents of net deferred tax assets (liabilities) are as follows (dollars in thousands):

                                                      January 2,  January 3,
                                                         1998       1997

      Deferred tax assets:
         Capitalized costs for income tax purposes     $   877    $ 1,078
         Accounts receivable allowance                     280        175
         Lease obligations                                  78         --
                                                       -------    -------

              Deferred income taxes included
                in current assets                      $ 1,235    $ 1,253
                                                       =======    =======

      Non-current assets:
         Investment in low-income housing credit       $    37    $    42

      Non-current liabilities:
         Depreciation and amortization                  (2,096)    (1,526)
                                                       -------    -------

              Deferred income taxes payable            $(2,059)   $(1,484)
                                                       =======    =======

Western Beef, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

5. Reconciliation of Basic and Diluted Net Income per Share (in thousands, except per share amounts)

                                                          Weighted
                                                          Average
                                                 Net       Shares     Per Share
                                               Income   Outstanding    Amount
      1997
      Basic net income per share               $3,203       5,465      $    .59
      Effect of dilutive securities:
         Stock options                             --          38          (.01)
                                               ------      ------      --------

      Diluted net income per share             $3,203       5,503      $    .58
                                               ======      ======      ========

      1996
      Basic net income per share               $5,989       5,463      $   1.10
      Effect of dilutive securities:
         Stock options                             --          34          (.01)
                                               ------      ------      --------

      Diluted net income per share             $5,989       5,497      $   1.09
                                               ======      ======      ========

      1995
      Basic net income per share               $4,934       5,463      $    .90
      Effect of dilutive securities:
         Stock options                             --          14            --
                                               ------      ------      --------

      Diluted net income per share             $4,934       5,477      $    .90
                                               ======      ======      ========

      A total of 27,700 options were not included in the 1997 effect of diluted securities due to the anti-dilutive nature of the options.

6. Stock Options

      At January 2, 1998, the Company has two stock option plans which are described below. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the plans. Under APB Opinion No. 25, when the exercise price of the stock option equals the market price of the underlying stock on the date of grant, no compensation cost is recognized. In 1997 and 1996, no options were granted with exercise prices below market. Certain options were granted in 1995 at below-market exercise prices. Related compensation expense, totaling $168,000, was deferred and is being amortized over five years.

      Pursuant to the 1995 Stock Option Plan (the "Plan"), options to purchase an aggregate of not more than 1,300,000 shares of

Western Beef, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      common stock may be granted from time to time to key employees, officers, directors, advisors and independent consultants to the Company or to any of its subsidiaries. The total number of shares of common stock for which options may be granted under the Plan shall not exceed 2% cumulatively of the number of shares issued as of January 1 of each year. The Plan is administered by a committee of the Board of Directors. The per share exercise price for incentive stock options ("ISO's") will not be less than 100% of the fair market value of a share of common stock on the date the option is granted (ISO's may not be granted if the optionee owns more than 10% of the Company's common stock and nonqualified stock options will not be less than 25% of the fair market value on the date the option is granted. Options may be granted for a term, to be determined by the committee, of not more than ten years from the date of grant.

      Pursuant to the 1995 Nonemployee Director Stock Option Plan (the "Directors' Plan"), options to purchase an aggregate of not more than 200,000 shares of common stock may be granted from time to time to directors who are neither employees nor officers of the Company. The Directors' Plan is administered by a committee of the Board of Directors. Each option granted prior to December 31, 1996 shall vest one year from the date granted and will expire at a term, determined by the committee, not to exceed ten years. Options granted after January 1, 1997 will vest over a five year period, at equal percentages, and will expire at a term, determined by the committee, not to exceed ten years.

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company, if material, to provide pro forma information regarding net income and net income per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The compensation costs associated with the Company's stock option plan determined in accordance with SFAS No. 123 would have been $77,000, $70,000 and $0 for 1997, 1996 and 1995, respectively.

      The following table contains information regarding the 1995 Stock Option Plan and the 1995 Nonemployee Director Stock Option Plan:

Western Beef, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                      Exercise     Weighted
                                        Option      price range    average
                                        shares       per share      price

      Balance, December 31, 1994            --                --        --
      Granted during 1995               81,949    $1.50 to $6.00    $ 3.93
                                       -------

      Balance, December 29, 1995        81,949    $1.50 to $6.00      3.93
      Granted during 1996               15,000        $9.31           9.31
      Canceled during 1996              (7,000)   $5.88 to $6.00      5.91
                                       -------

      Balance, January 3, 1997          89,949    $1.50 to $9.31      4.67
      Granted during 1997               32,300        $11.50         11.50
      Exercised during 1997             (2,833)   $1.50 to $6.00      3.88
      Canceled during 1997             (16,600)   $6.00 to $11.50     8.52
                                       -------

      Balance, January 2, 1998         102,816    $1.50 to $11.50   $ 6.22
                                       =======

      As of January 2, 1998, approximately 43,000 of the options granted were exercisable and approximately 355,000 options were available for future grants.

Western Beef, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

7. Commitments and Contingencies

      Operating Leases

      The Company has commitments for various noncancellable operating leases which expire at various dates through January 2017. Certain of the leases are with related parties (see Note 9). Many of the leases have renewal options and most contain provisions for passing through incremental costs. Future minimum rental payments required under noncancellable operating leases at January 2, 1998 are as follows (in thousands):

      Fiscal Year

      1998                                                         $ 5,143
      1999                                                           4,952
      2000                                                           4,426
      2001                                                           4,327
      2002                                                           3,322
      Thereafter                                                    15,739
                                                                   -------

      Total future minimum rentals                                 $37,909
                                                                   =======

      For fiscal years 1997, 1996 and 1995, rent expense was $5,225,000, $4,838,000 and $4,195,000, respectively.

      The Company has entered into sublease agreements for certain space located within its various retail facilities. For fiscal years 1997, 1996 and 1995 rental income from subleases was $997,000, $906,000 and $681,000, respectively. The Company retains the right to sublease the additional unoccupied space. The subleases currently in effect provide for future rental income as follows (in thousands):

      Fiscal Year

      1998                                                          $1,015
      1999                                                             967
      2000                                                             957
      2001                                                             786
      2002                                                             689
      Thereafter                                                       867
                                                                    ------

                                                                    $5,281
                                                                    ======

      Litigation

      The Company is engaged in various outstanding litigation

Western Beef, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      matters which arose in the ordinary course of business. In the opinion of management, the outcome of such matters will not have a material adverse effect on the Company's financial position or operating results.

Western Beef, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      Standby Letter of Credit

      The Company has outstanding letters of credit totaling $3,558,000 to collateralize incurred but unpaid insurance claims.

8.  Profit Sharing Plans

      The Company has a profit sharing plan which covers all eligible employees. The plan allows for salary deferral arrangements under the provisions of
      Section 401(k) of the Internal Revenue Code. The Company does not contribute to this plan.

      Additionally, the Company has a noncontributory profit sharing plan for its employees. Funding requirements for the plan are nonobligatory. For fiscal years 1997, 1996 and 1995, the noncontributory profit sharing plan expense was $750,000, $625,000 and $602,000, respectively.

9. Related Party Transactions

      The Company leases land, various retail food stores and warehouse storage and office space from affiliates of the principal stockholders under various leases which expire through January 2017. For fiscal years 1997, 1996 and 1995 rent expense relating to these leases was $2,829,000, $2,737,000 and $2,772,000, respectively (see Note 7). The Company made capital expenditures of approximately $2,022,000, $725,000 and $374,000 during 1997, 1996 and 1995, respectively, at leaseholds owned by affiliates of the principal stockholders.

      For fiscal years 1997, 1996 and 1995, the Company purchased various food products in the amounts of $37,111,000, $27,423,000 and $21,954,000 respectively, from a company in which an officer is also a director of the Company. As of January 2, 1998 and January 3, 1997, the Company had accounts payable of $1,997,000 and $797,000, respectively, due to such company.

      For fiscal years 1997, 1996 and 1995, the Company had sales to related parties of $894,000, $335,000 and $528,000, respectively.

      The Company does its banking at a bank which has an officer who was a member of the Company's Board of Directors until April 1, 1996. The credit facility described in Note 3 is

Western Beef, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      with the same bank.

Western Beef, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

10. Segments of Business

      The Company operates in two industry segments. The wholesale segment primarily sells poultry, beef, pork and provisions to retailers, restaurants and institutions. The retail segment sells various meat and grocery items to the general public. A summary of certain aspects of such segments is as follows (in thousands):

                                              1997       1996       1995

      Net sales:
         Retail                             $232,400   $239,711   $208,426
         Wholesale                            84,679    101,162     92,961
                                            --------   --------   --------

                                            $317,079   $340,873   $301,387
                                            ========   ========   ========

      Intersegment sales:
         Wholesale                          $ 53,931   $ 60,775   $ 28,790
                                            ========   ========   ========

      Income from operations:
         Retail                             $  4,727   $  8,793   $  7,781
         Wholesale                                 5        924      1,108
                                            --------   --------   --------

                                            $  4,732   $  9,717   $  8,889
                                            ========   ========   ========

      Identifiable assets:
         Retail                             $ 63,738   $ 60,475   $ 49,124
         Wholesale                            12,516     14,024     14,189
                                            --------   --------   --------

                                            $ 76,254   $ 74,499   $ 63,313
                                            ========   ========   ========

      Depreciation and amortization:
         Retail                             $  4,034   $  3,214   $  2,541
         Wholesale                               138        181        206
                                            --------   --------   --------

                                            $  4,172   $  3,395   $  2,747
                                            ========   ========   ========

      Capital expenditures:
         Retail                             $  7,085   $ 12,933   $  9,027
         Wholesale                               237        188        424
                                            --------   --------   --------

                                            $  7,322   $ 13,121   $  9,451
                                            ========   ========   ========

Western Beef, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

11. Quarterly Information (Unaudited)

      The summarized quarterly financial data presented below (in thousands except per share amounts) reflects all adjustments which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

                                           1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
      Fiscal year ended January 2, 1998
      Sales                                  $72,795      $81,881      $86,372      $76,031
      Gross profit                            18,142       19,939       21,605       19,585
      Net income                                 813          779          867          744
      Net income per share
         of common stock - basic                 .15          .14          .16          .14
                                             ==============================================

      Sales                                  $79,349      $84,180      $85,167      $92,177
      Gross profit on sales                   19,589       20,014       20,680       22,188
      Net income                               1,262        1,520        1,522        1,685
      Net income per share
         of common stock - basic                 .23          .28          .28          .31
                                             ==============================================

      Fiscal year ended December 29, 1995
      Sales                                  $67,574      $73,058      $78,407      $82,348
      Gross profit                            15,526       17,705       19,209       20,024
      Net income                                 797        1,154        1,360        1,623
      Net income per share
         of common stock - basic                 .15          .21          .25          .29
                                             ==============================================

                        REPORT OF INDEPENDENT ACCOUNTANTS
                  ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and
Stockholders of Western Beef, Inc.

Our audit of the consolidated financial statements referred to in our report dated March 5, 1998 appearing on page F-1 of this 1997 Annual Report on Form 10-K also included an audit of the financial statement schedule listed on page F-26 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statement.

PRICE WATERHOUSE LLP

New York, New York
March 5, 1998

Western Beef, Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts
(In Thousands)
--------------------------------------------------------------------------------

                                                           Additions
                                                    -------------------------
                                     Balance at     Charged to                              Balance at
                                     beginning of     cost and   Charge to                    end of
                                        year         expenses  other accounts  Deductions      year
Year ended January 2, 1998:
   Allowance for doubtful accounts       $386          $955         $  --         $(789)       $552

Year ended January 3, 1997:
   Allowance for doubtful accounts       $326          $611         $  --         $(551)       $386
