Form 10-K/A
period 1998-01-02
WESTERN BEEF INC /DE/
filed 1998-05-01
CIK 81942

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-1

                          AMENDMENT NO. 1 TO FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended January 2, 1998

                                       or

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the $ 7.50 average of the closing bid and asked prices reported by NASDAQ/NMS on April 21, 1998 was $ 11,603,348.

  As of April 21, 1998, the registrant had issued and outstanding 5,475,153 shares of Common Stock.

  DOCUMENTS INCORPORATED BY REFERENCE       (None)

                                    PART III

  Part III is amended and restated in its entirety as follows:

  ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


  DIRECTORS               AGE    PRINCIPAL OCCUPATION DURING THE PAST FIVE YEARS

  Joseph Castellana (1)   40        Executive Vice-President-Retail Operations
                                    and Executive Assistant to the President and
                                    Chief Executive Officer of the Company since
                                    March 1995; prior to that, Vice-President
                                    and Secretary for more than the past five
                                    years; Director of Company from 1982 through
                                    1993 and since 1995; Vice-Chairman from 1995
                                    until 1997.

Peter Castellana, Jr. (1) 38        President and Chief Executive Officer of the
                                    Company since March 1995; prior to that,
                                    Vice-President and President of Retail
                                    Operations since May 1992; General Manager-
                                    Retail Operations of the Company for more
                                    than the past five years; Director of the
                                    Company since 1995.

Stephen R. Bokser         55        President and Chief Executive Officer of
                                    White Rose Food, a wholesale distributor and
                                    a division of Di Giorgio Corp. for more than
                                    the past five years; Director of Di Giorgio
                                    Corp; Director of the Company since 1993.

Arnold B. Becker          63        President of The Arnold Becker Group, Inc.,
                                    provider of management consulting services
                                    to retail companies since February 1996;
                                    prior to that President of Vendamerica,
                                    Inc., the U.S. investment arm of Vendex
                                    International N.V. for more than the past
                                    five years; Director of the Company since
                                    1995.


  NON-DIRECTOR EXECUTIVE OFFICERS

  Frank Castellana  (1)   42        Executive Vice-President-Planning and
                                    Development since February 1997; prior to
                                    that, Chairman and Executive
                                    Vice-President-Wholesale Operations of the
                                    Company from March 1995 to 1997; prior to
                                    that, President of the Company for more
                                    that the past five years.

  Michael Castellana (1)  34        Senior Vice-President-Retail Operations of
                                    the Company since March 1995; prior to that,
                                    General Manager-Produce Division of the
                                    Company for more that the past five years.

  Chris Darrow            41        Chief Financial Officer of the Company since
                                    March 1997; prior to that, Vice-President
                                    and Controller of Waldbaums, Inc., a
                                    subsidiary of The Great Atlantic & Pacific
                                    Tea Co., for more that the past five years.

  Peter R. Admirand       58        Controller-Retail Operations, for more than
                                    the past five years; Secretary of the
                                    Company since March 1995.


  --------------

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

  Based solely upon its review of copies of such reports furnished the Company through the date hereof, and written representations that no reports were required to be filed, the Company believes that during the fiscal year ended January 2, 1998, all filing requirements applicable to its officers, directors and ten percent stockholders were complied with, subject to the exception set forth below.

  Chris Darrow, Chief Financial Officer of the Company, did not file an Initial Statement of Beneficial Ownership of Securities on Form 3 in connection with his appointment to the position of Chief Financial Officer of the Company, on March 3, 1997. Mr. Darrow filed an Initial Statement of Beneficial Ownership of Securities on Form 3 disclosing this event on April 23, 1997.

  ITEM 11.            EXECUTIVE COMPENSATION

  General

         The following table sets forth information as to the compensation of the hief Executive Officer and each of the other four most highly compensated executive officers of the Company (the "named executive officers") for services in all capacities to the Company and its subsidiaries during fiscal years 1997, 1996 and 1995.

                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION

                                                   ANNUAL          LONG-TERM
                                                COMPENSATION    COMPENSATION
                                                                   AWARDS
                                                                 SECURITIES     ALL OTHER
  NAME AND                                 SALARY       BONUS     UNDERLYING   COMPENSATIION
  PRINCIPAL POSITION               YEAR    $(1)         $(1)      OPTIONS (#)    $(2)
  --------------------------------------------------------------------------------------------------------


Peter Castellana, Jr               1997   $613,673   $ 98,735       --      $ 6,000
   President and CEO               1996    591,347    170,285       --        6,000
                                   1995    575,000    124,583       --        6,000

Frank Castellana                   1997    177,463     15,925       --        6,000
   Executive Vice-President        1996    330,320     87,316       --        6,000
                                   1995    330,000     70,417       --        6,000


Joseph Castellana                  1997    387,308     63,700       --        6,000
   Executive Vice-President        1996    369,309    106,376       --        6,000
                                   1995    330,000     70,417       --        6,000


Michael Castellana                 1997    293,496     56,056       --        6,000
   Senior Vice-President           1996    284,550     82,214       --        6,000
                                   1995    275,000     59,383       --        6,000


Chris Darrow                       1997    103,365     12,209      3,000       --
   Chief Financial Officer         1996        N/A        N/A       --         --
                                   1995        N/A        N/A       --         --


  ------------
  (1) Amounts shown include cash compensation earned by the named executive officers during each respective year covered, including amounts deferred, if any at the election of those officers. Bonuses are shown for the year in which they were earned.

  (2) Amounts shown represent the Company's contributions to its Profit Sharing Plan on behalf of the named executives.

                        OPTION GRANTS IN LAST FISCAL YEAR

Stock Options

         The following table sets forth information concerning the grant of stock options under the Company's 1995 Stock Option Plan for Employees.

                    Number of         Percentage of Total
                    Securities          Options Granted
  NAME         Underlining Options     to All Employees       Exercise Price   Expiration       Grant Date
                    Granted (1)       in 1997 Fiscal Year      Per Share (2)     Date         Present Value (3)
  -------------------------------------------------------------------------------------------------------------
  Chris Darrow        3,000                 9.29%                $ 11.50       April 15, 2002     $12,360


  (1) The option reflected in the table is a nonqualified stock option under the Internal Revenue Code and was granted on April 15, 1997. The exercise price of the option was equal to 100% of the fair market value of the Common Stock on the date of grant, as determined by the Committee. The option granted vests in increments of 20% on the first, second, third, fourth and fifth anniversaries of the date of grant; however, it may not be exercisable after the expiration of ten (10) years from the date of grant.

  (2) Options may be exercised by the delivery to the Company at its principal office or at such other address as may be established by the Committee (Attention: Corporate Secretary) of written notice of the number of shares of Common Stock with respect to which the Option is being exercised accompanied by payment in full of the purchase price of such shares. Unless otherwise determined by the Committee at the time of grant, payment for such shares may be made (i) in cash, (ii) by certified check or bank cashier's check payable to the order of the Company in the amount of such purchase price, (iii) by delivery to the Company of shares of Common Stock having a Fair Market Value equal to such purchase price, (iv) at the discretion of the Committee, by simultaneously exercising Options and selling the shares of Common Stock acquired thereby, pursuant to a brokerage or similar arrangement approved by the Committee, and using the proceeds as payment of such purchase price, or (v) by any combination of the methods of payment described in (i) through (iv) above.

  (3) The option value presented is based on the Black-Scholes option-pricing model adapted for use in valuing stock options. The actual value, if any, that an optionee may realize upon exercise will depend on the excess of the market price of the Common Stock over the option exercise price on the date the option is exercised. There is no assurance that the actual value realized by an optionee upon the exercise of an option will be at or near the value estimated under the Black-Scholes model. The estimated value under the Black-Scholes model is based on arbitrary assumptions as to variables such as interest rates and stock price volatility.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND

                          FISCAL YEAR-END OPTION VALUES

         The following table provides information on option exercises by each of the named executive officers during the past fiscal year, and the value of such officers unexercised options at January 2, 1998, the last day of the Company's fiscal year. No SARS were outstanding during this period.

                                                       NUMBER OF                   VALUE OF
                                                 SECURITIES UNDERLYING           UNEXERCISED
                                                  UNEXERCISED OPTIONS        IN-THE-MONEY OPTIONS
                                                 AT FISCAL YEAR-END (1)       AT FISCAL YEAR-END
                       SHARES
  NAME                ACQUIRED     VALUE
                    ON EXERCISE   REALIZED(1)  EXERCISABLE UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
  -------------------------------------------------------------------------------------------------------------
  Chris Darrow        -0-            -0-           -0-           3,000         -0-           N/A


-----------

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

Compensation Committee Interlocks and Insider Participation

         Compensation of the Company's executive officers currently is administered by the Company's Board of Directors' Compensation Committee which consists of Messrs. Arnold B. Becker and Stephen R. Bokser. Mr. Bokser, is President and Chief Executive Officer of White Rose Food. During 1997, 1996 and 1995, the Company purchased various food products in the amounts of $37,111,000, $24,423,000 and $21,954,000 from White Rose Food. As of January 2, 1998 and January 3, 1997 the Company had trade payables of $1,997,000 and $797,000 respectively, due to White Rose Food.

                            COMPENSATION OF DIRECTORS

Compensation of Non-Employee Directors

         Pursuant to the Company's compensation policy, each non-employee director will receive:

         1. A $5,000 annual retainer to be paid in Quarterly installments of $1,250.

         2. Reimbursement for reasonable out-of-pocket travel expenses that each non-employee director incurs for each meeting of the Board that such member attends to cover travel and related expenses.

         3. A one-time grant of options to purchase 5,000 shares of the Company's Common Stock at a price equal to the fair market value of the Common Stock on the date of grant when the non-employee director is first elected to the Company's Board of Directors. Such options shall vest and become exercisable in 20% increments on the first, second, third, fourth and fifth anniversaries of the date of grant.

         In addition, all members of the Board are indemnified by a standard Directors and Officers liability policy in a manner consistent with the requirements of Delaware law. Pursuant to the Certificate of Incorporation of the Company, the Company indemnifies all members of the Board to the fullest extent possible under the General Corporation Law.


                                     DELAWARE

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

         The following table sets forth beneficial ownership (determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") of the Company's Common Stock (being the Company's only voting securities) by each Director, each named executive officer designated in the section of this Proxy Statement captioned "Executive Compensation", all Directors and named executive officers as a group, and each person (including any "group" as that term is used in Section 13 (d)(3) of the Exchange Act), known by the Company to own more than 5% of the Common Stock as of April 21, 1998. The Company has been advised that except as otherwise indicated in the notes to such table, all those listed have the sole power to vote and dispose of the number of shares set forth opposite their respective names, and their respective addresses are in care of the Company:

                                            NUMBER OF SHARES

NAME OF BENEFICIAL OWNER              BENEFICIALLY OWNED    % OF CLASS

PSL Foods, Inc. (1)                           1,690,007         30.9
Camile Magliocco (2)(3)                         446,126          8.1
Joseph Castellana (2)(4)(5)                     476,586          8.7
Frank Castellana  (2)(4)(6)                     453,529          8.3
Peter Castellana, Jr.  (2)(4)(7)                446,126          8.1
Michael Castellana (2)(4)(8)                    415,666          7.6
Stephen R. Bokser (4)                            10,000            *
Arnold B. Becker (4)                             10,000            *
Chris Darrow (4)                                     -             *
All directors and executive officers as
a group (eight persons) (9)                   3,502,314         64.0


----------------
*              Less than 1% of the outstanding Common Stock

(1) PSL Foods, Inc. is owned in equal proportions by the individuals named in note (2) below.

(2) Frank Castellana, Joseph Castellana, Peter Castellana, Jr., Michael Castellana and Camile Magliocco are siblings.

(3)      Includes 32,818 shares owned by the minor children of Camile Magliocco.

(4) Member of the Company's Board of Directors and/or a named executive officer of the Company. Includes options to purchase 10,000 shares of Common Stock each for Messrs. Bokser, and Becker.

(5) Includes 38,968 shares owned by the wife and minor children of Joseph Castellana.

(6) Includes 17,528 shares owned by the wife and minor children of Frank Castellana.

(7) Includes 158,048 shares owned by the wife and minor children of Peter Castellana, Jr.

(8) Includes 29,398 shares owned by the wife and minor children of Michael Castellana.

(9) Includes shares owned by PSL Foods, Inc. Also includes options to purchase 20,400 shares of Common Stock held by certain Directors and Executive Officers.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         For more than a decade, the Company and the Principal Stockholders have had continuing relationships simultaneously as lessors and lessees, suppliers and customers and debtors and creditors. They have also shared certain management personnel and certain administrative functions, such as insurance, advertising and payrolls, and have attempted to allocate the common costs fairly. In October 1992 the parties consummated, an Agreement of Combination ("the Combination") pursuant to which the Company and the food business of the Principal Stockholders were combined under a publicly traded successor Delaware corporation. Since the consummation of the Combination, the Principal Stockholders have held in excess of 70% of the outstanding Common Stock of the Company.

         The Company leases certain retail food stores, office and warehouse facilities from the Principal Stockholders. Concurrent with the Combination, independent appraisals were obtained of the rentals under all then existing Company leases in which the Principal Stockholders had an interest as landlord or tenant (other than one food store lease which was fixed on a formula basis). Any necessary revisions to the leases were made so that in the aggregate, such rentals did not exceed fair market value. The Company and the Principal Stockholders agreed that any future leases from such affiliates would be based on fair market value as established by independent appraisal. All Company leases in which the Principal Stockholders had an interest have been amended periodically, so that the rentals thereunder do not exceed fair market value.

         The Company leases land, various retail food stores and warehouse storage and office space from affiliates of the Principal Stockholders under various leases which expire through January 2017. For fiscal years 1997, 1996 and 1995 rent expense, relating to these leases was $2,829,000, $2,737,000 and $2,772,000 respectively. The Company made capital expenditures of approximately $2,022,000 $725,000 and $374,000 during 1997, 1996 and 1995, respectively, at leaseholds owned by affiliates of the Principal Stockholders.

         In January 1997, a subsidiary of the Company entered into a new lease for a piece of property owned by the Principal Stockholders. Prior to entering into this lease, the Company obtained an independent appraisal of the value of this lease. In March 1998, the Company opened its first outlet-type food store operating under the name "Junior's Food Outlet" at this location.

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

         The average square foot rental for property leased from the Principal Stockholders is $ 3.97 per square foot as compared with an average square foot rental of $ 4.09 for property leased from third party landlords.

         As of January 2, 1998, January 3, 1997 and December 29, 1995, the Company had advances due from the Principal Stockholders and affiliated entities of approximately $0, $0 and $12,000 respectively. These advances were unsecured and non-interest bearing and were repaid in full.

         The Company had sales to affiliates controlled by the Company's Principal Stockholders for 1997, 1996 and 1995 of $ 894,000, $ 335,000 and $ 528,000 respectively.

         During 1997, 1996 and 1995 the Company purchased various food products in the amounts of $37,111,000, $27,423,000 and $21,954,000 respectively, from
White Rose Food, of which Stephen R. Bokser, a Director of the Company, is an officer. As of January 2, 1998 and January 3, 1997 the Company had trade payables of $1,997,000 and $797,000 respectively, due to White Rose Food.

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

                                             WESTERN BEEF, INC.

                                             By: /s/Peter Castellana, Jr.,
                                             Peter Castellana, Jr.,
                                             President,

Date:    May 1, 1998

SIGNATURE                         TITLE                               DATE
---------                         -----                               -----
/s/Peter Castellana, Jr.          President, Chief Executive Officer  May 1, 1998
------------------------          and Director
Peter Castellana, Jr.

/s/Chris Darrow                   Chief Financial Officer             May 1, 1998
------------------------
Chris Darrow

/s/Joseph Castellana              Director                            May 1, 1998
------------------------
Joseph Castellana


/s/Stephen R.Bokser               Director                            May 1, 1998
------------------------
Stephen R. Bokser


/s/Arnold B. Becker               Director                            May 1, 1998
------------------------
Arnold B. Becker
