Form 10-Q
period 1998-04-03
WESTERN BEEF INC /DE/
filed 1998-05-14
CIK 81942

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended         April 3, 1998
                             --------------

Commission File Number        0-4485
                             --------

                               WESTERN BEEF, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                          13-3266114
------------------------------------------           --------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


47-05 Metropolitan Avenue, Ridgewood, New York                  11385
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:      (718) 417-3770
                                                         --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes           x          No
           --------             -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


      5,475,353 shares of Common Stock, $.05 par value, as of May 11, 1998.

                       WESTERN BEEF, INC. AND SUBSIDIARIES

                                      INDEX






                                                                                     PAGE
                                                                                    ------
PART I-FINANCIAL INFORMATION

Item 1.    Financial Statements

               Condensed consolidated balance sheets as of
                     April 3, 1998 and January 2, 1998.                                 3

               Condensed consolidated statements of income
                     for the thirteen weeks ended April 3, 1998 and
                     the twelve weeks ended March 28,1997.                              4

               Condensed consolidated statements of cash flows
                     for the thirteen weeks ended April 3, 1998 and                     5
                     the twelve weeks ended March 28, 1997.

               Notes to the condensed consolidated financial statements.                6

Item 2.    Management discussion and analysis of financial condition
                     and results of operations.                                         7

PART II-OTHER INFORMATION                                                               8

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


         The Private Securities Litigation Reform Act of 1995 provides a "Safe Harbor" for forward-looking statements. Certain information included in this quarterly report on Form 10-Q contains or may contain forward-looking statements such as those statements pertaining to the renovation of the Company's existing stores, the construction or acquisition of new stores, the recoverability of deferred taxes, the continued availability of credit lines for capital expansion, the suitability of facilities, access to suppliers, implementation of technological improvement programs and year 2000 issues relating to computer applications. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions; delays and other hazards inherent in building and construction; competition in both the retail and wholesale markets and government and regulatory policies and certifications (in particular those relating to the United States Department of Agriculture Food Stamp Program); the pricing and availability of the products the Company sells and distributes, including Western Beef label brand products; potential delays in the implementation of the Company's technological improvement programs; and the effectiveness of such programs upon the implementation of, and the Company's ability to resolve, any and all year 2000 computer applications.

ITEM 1: Financial Statements

                       WESTERN BEEF, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)



                                                              April 3,   January 2,
ASSETS                                                          1998        1998
                                                            -----------  ---------
                                                            (Unaudited)
Current assets:
  Cash and cash equivalents .............................    $  9,476     $  7,527
  Accounts receivable, net of allowance for doubtful
    accounts ( $631 and $573) ...........................       5,392        6,275
  Inventories ...........................................      14,740       14,113
  Deferred income taxes .................................       1,218        1,235
  Prepaid expenses and other current assets .............       2,473        2,933
                                                             --------     --------
    Total current assets ................................      33,299       32,083

Property, plant and equipment, net of accumulated
  depreciation and amortization ($21,527 and $20,526) ...      42,460       42,258
Other assets ............................................       1,980        1,913
                                                             --------     --------
    Total assets ........................................    $ 77,739     $ 76,254
                                                             --------     --------
                                                             --------     --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt .....................    $  1,585     $  1,571
  Current portion of obligations under capital leases ...         871        1,090
  Accounts payable ......................................      10,598        8,903
  Accrued liabilities ...................................       4,684        4,834
  Accounts payable-related party .......................        1,985        1,997
                                                             --------     --------
    Total current liabilities ...........................      19,723       18,395

Deferred income taxes payable ...........................       2,086        2,059
Long-term debt, net of current portion ..................       5,302        5,707
Obligations under capital leases, net of current portion        2,961        3,130
Other non-current liabilities ...........................       1,575        1,834
                                                             --------     --------
    Total liabilities ...................................      31,647       31,125
                                                             --------     --------
Stockholders' equity:
  Preferred stock, $.05 par value; 2,000 shares
    authorized; none issued .............................        --           --
  Common stock, $.05 par value; 15,000 shares
    authorized; at April 3, 1998, 5,470 shares issued
    and outstanding; at January 3, 1998, 5,466 shares
    issued and outstanding ..............................         273          273
  Capital in excess of par value ........................      11,396       11,390
  Retained earnings .....................................      34,511       33,563
  Deferred compensation .................................         (88)         (97)
                                                             --------     --------
    Total stockholders' equity ..........................      46,092       45,129
                                                             --------     --------
    Total liabilities and stockholders' equity ..........    $ 77,739     $ 76,254
                                                             --------     --------
                                                             --------     --------


     See accompanying notes to condensed consolidated financial statements.

                       WESTERN BEEF, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                      (In thousands, except per share data)



                                                Thirteen           Twelve
                                               Weeks Ended       Weeks Ended
                                              April 3, 1998     March 28, 1997
                                              -------------     --------------
Net sales ..................................    $70,061             $72,795

Cost of sales ..............................     51,056              54,653
                                                -------             -------

Gross profit ...............................     19,005              18,142

Selling, general and administrative expenses     17,472              16,649
                                                -------             -------

Income before income taxes .................      1,533               1,493

Provision for income taxes .................        585                 680
                                                -------             -------

Net income .................................    $   948             $   813
                                                -------             -------
                                                -------             -------
Net income per share of common
  stock-basic .............................     $   .17             $   .15
                                                -------             -------
                                                -------             -------
Net income per share of common
  stock-diluted ...........................     $   .17             $   .15
                                                -------             -------
                                                -------             -------
Weighted average shares
  outstanding-basic .......................       5,469               5,464
                                                -------             -------
                                                -------             -------
Weighted average shares
  outstanding-diluted .....................       5,496               5,511
                                                -------             -------
                                                -------             -------


     See accompanying notes to condensed consolidated financial statements.

                       WESTERN BEEF, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                 Thirteen      Twelve
                                                               Weeks Ended   Weeks Ended
                                                              April 3, 1998 March 28, 1997
                                                              ------------- --------------
Cash flows from operating activities:
  Net income ..............................................      $   948       $   813
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization .......................        1,039           991
      Deferred income tax expense .........................           44            72
      Provision for losses on accounts receivable .........           68           120
      Gain on disposal of property, plant and equipment ...         (105)           --
      (Increase) decrease in assets:
        Accounts receivable ...............................          815           433
        Inventories .......................................         (627)          779
        Prepaid expenses and other current assets .........          460          (424)
        Other assets ......................................          (67)          (37)
      (Decrease) increase in liabilities:
        Accounts payable and accounts payable-related party        1,683         1,213
        Accrued liabilities ...............................         (150)         (997)
        Increase in non-current liabilities ...............         (259)           --
                                                                 -------       -------
          Net cash provided by operating activities .......        3,849         2,963
                                                                 -------       -------

Cash flows from investing activities:
  Capital expenditures ....................................       (1,275)       (2,046)
  Proceeds from sale of property, plant and equipment .....          148           270
                                                                 -------       -------
          Net cash used in investing activities ...........       (1,127)       (1,776)
                                                                 -------       -------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt ................         --             647
  Payments on long-term debt and capital leases ...........         (779)         (693)
  Issuance of common stock ................................            6             4
                                                                 -------       -------
          Net cash used in financing activities ...........         (773)          (42)
                                                                 -------       -------
Net increase in cash and cash equivalents .................        1,949         1,145
Cash and cash equivalents, beginning of period ............        7,527         2,634
                                                                 -------       -------
Cash and cash equivalents, end of period ..................      $ 9,476       $ 3,779
                                                                 -------       -------
                                                                 -------       -------
Cash paid during the period for:
  Interest ................................................      $   285       $   281
  Income taxes ............................................      $     0       $   650


     See accompanying notes to condensed consolidated financial statements.

                       WESTERN BEEF, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)      Basis of Presentation:

         The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended April 3, 1998 are not necessarily indicative of the results that may be expected for the year ending January 1, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 2, 1998.


(2)      Litigation:

         There has been no material change in litigation from the year ended January 2, 1998. See Part II of this report for further disclosure.

ITEM 2: Management Discussion and Analysis of Financial Condition and Results of Operations

         For the thirteen weeks ended April 3, 1998, Western Beef, Inc. (the "Company") achieved net income of $948,000 or $0.17 per share on net sales of $70,061,000 as compared to net income of $813,000 or $0.15 per share on net sales of $72,795,000 for the twelve weeks ended March 28, 1997.

         Net sales for the first quarter of fiscal 1998 were $2,734,000 or 3.8% lower than the sales for the first quarter of fiscal 1997 (a twelve week period). Wholesale division sales decreased $7,151,000 due in part to the divestiture of its wholesale outlet business segment in February 1998 as well as the effects of the continued tightening of its credit policies initiated in the prior year. Retail division sales increased $4,417,000 due to the additional sales week in the current year's quarter. After adjusting for the additional week, comparable store sales increased
0.5% during the quarter.

         Gross profit as a percentage of net sales for the 1998 and 1997 quarters was 27.1% and 24.9%, respectively. The increased gross profit margin of 2.2% resulted from the increased ratio of retail to wholesale sales in 1998 as compared to 1997 wherein the retail segment generates higher gross profits than does the wholesale segment.

         Selling, general and administrative expenses expressed as a percentage of sales increased to 24.9% in 1998 from 22.9% in 1997. The increased expense percentage was primarily the result of the increased retail sales composition of the business wherein retail sales operating expenses are higher than wholesale sales operating expenses. In addition, the Company incurred certain pre-opening expenses of approximately $85,000 associated with the March 30, 1998 opening of its first Junior's Food Outlet store.

Liquidity and Capital Resources:

         Cash flow from operations was $3,849,000 for the thirteen weeks ended April 3, 1998 as compared to $2,963,000 for the twelve week period of 1997. Lower wholesale division sales accounted for the accounts receivable decrease. Inventories increased as a result of the build-up of inventories in preparation for the Easter holiday which occurred in April 1998. In 1997, the Easter holiday was celebrated in March. Overall operating cash flow benefited from increased accounts payable leverage. Cash flow from operations plus cash on hand were sufficient to pay for capital expenditures and long-term debt requirements.

         Capital expenditures of $1,275,000 related principally to equipment purchases for, and renovations of, existing supermarkets and the new Junior's Food Outlet store. The Company funded these expenditures with cash flow from operations. The Company believes that cash on hand and its $3,000,000 bank line of credit which expires on July 31, 1998, will be sufficient to meet its operational needs. The bank is expected to renew this line of credit in 1998. he Company also has severalfinancial institutions that would be available to finance new store equipment, usually over a five or seven year period. As of April 3, 1998 there were no material commitments for capital expenditures.

PART     II-OTHER INFORMATION

Item 1.  Legal Proceedings
              The Company has various outstanding litigation matters, which it considers to be in the ordinary course of business. In the opinion of Management, the outcome of these litigation matters will not adversely affect the Company's financial position materially.



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

                                              WESTERN BEEF, INC.


                                              By:  /s/ Chris Darrow
                                                   -----------------------
                                                   Chris Darrow
                                                   Chief Financial Officer

                                                   (Principal Financial and
                                                   Accounting Officer)


Date: May 14, 1998