Form 10-Q
period 1998-07-03
WESTERN BEEF INC /DE/
filed 1998-08-14
CIK 81942

                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended    July 3, 1998
                         ------------

Commission File Number   0-4485
                         ------

                                  WESTERN BEEF, INC.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


          Delaware                                     13-3266114
--------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)

     47-05 Metropolitan Avenue, Ridgewood, New York           11385
--------------------------------------------------------------------------------
        (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code:    (718) 417-3770
                                                       -------------------------

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


5,475,153 shares of Common Stock, par value $.05, as of August 10, 1998.

                      WESTERN BEEF, INC. AND SUBSIDIARIES

                                     INDEX

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements (unaudited)

            Condensed consolidated balance sheets as of
              July 3, 1998 and January 2, 1998.                                3

            Condensed consolidated statements of income for the
              twenty-six weeks ended July 3, 1998, the
              twenty-five weeks ended June 27, 1997,
              and the thirteen weeks ended July 3, 1998
              and June 27, 1997.                                               4

            Condensed consolidated statements of cash flows
              for the twenty-six weeks ended July 3, 1998
              and the twenty-five weeks ended June 27, 1997.                   5

            Notes to the condensed consolidated financial statements.          6

Item 2.  Management discussion and analysis of financial condition
           and results of operations.                                          7



PART II - OTHER INFORMATION                                                    9
---------------------------
Item 1.        Legal Proceedings
Item 2.        Changes in Securities
Item 3.        Defaults upon Senior Securities
Item 4.        Submission of Matters to a Vote of Security Holders
Item 5.        Other Information
Item 6.        Exhibits and Reports on Form 8-K

SIGNATURES                                                                    10
----------

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         The Private Securities Litigation Reform Act of 1995 provides a "Safe Harbor" for forward-looking statements. Certain information included in this quarterly report on Form 10-Q contains or may contain forward-looking statements such as those statements pertaining to the renovation of the Company's existing stores, the construction or acquisition of new stores, the recoverability of deferred tax assets, the continued availability of credit lines for capital expansion, the suitability of facilities, access to suppliers, implementation of technological improvement programs and year 2000 issues relating to computer applications. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions; delays and other hazards inherent in building and construction; competition in both the retail and wholesale markets and government and regulatory policies and certifications (in particular those relating to the United States Department of Agriculture Food Stamp Program); the pricing and availability of the products the Company sells and distributes, including Western Beef label brand products; potential delays in the implementation of the Company's technological improvement programs; and the effectiveness of such programs upon the implementation of, and the Company's ability to resolve, any and all year 2000 computer applications.

ITEM 1: FINANCIAL STATEMENTS
        --------------------

                      WESTERN BEEF, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT PAR VALUE)


                                                             July 3, 1998           January 2, 1998
                                                             -------------          ---------------
                                                              (Unaudited)
ASSETS
------
Current assets:
   Cash and cash equivalents                                    $ 9,617                 $ 7,527
   Accounts receivable, net of allowance for doubtful
       accounts ($711 and $573)                                   5,731                   6,275
   Inventories                                                   15,852                  14,113
   Deferred income taxes                                          1,218                   1,235
   Prepaid expenses and other current assets                      2,796                   2,933
                                                                -------                 -------
     Total current assets                                        35,214                  32,083

Property, plant and equipment, net of accumulated
   depreciation and amortization ($22,517 and $20,526)           45,013                  42,258
Other assets                                                      2,007                   1,913
                                                                -------                 -------
     Total assets                                               $82,234                 $76,254
                                                                =======                 =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
 Current liabilities:
   Current portion of long-term debt                            $ 1,685                 $ 1,571
   Current portion of obligations under capital leases              740                   1,090
   Accounts payable                                              10,990                   8,903
   Accrued liabilities                                            6,498                   4,834
   Accounts payable-related party                                 2,387                   1,997
                                                                -------                 -------
     Total current liabilities                                   22,300                  18,395

Deferred income taxes payable                                     2,086                   2,059
Long-term debt, net of current portion                            6,868                   5,707
Obligations under capital leases, net of current portion          2,790                   3,130
Other non-current liabilities                                     1,220                   1,834
                                                                -------                 -------
       Total liabilities                                         35,264                  31,125
                                                                -------                 -------
Stockholders' equity:
   Preferred stock, $.05 par value; 2000 shares
      authorized; none issued                                        --                      --
   Common stock, $.05 par value; 15,000 shares
      authorized;  5,475 and 5,466 shares
      issued and outstanding                                        273                     273
   Capital in excess of par value                                11,408                  11,390
   Retained earnings                                             35,369                  33,563
   Deferred compensation                                            (80)                    (97)
                                                                -------                 -------
     Total stockholders' equity                                  46,970                  45,129
                                                                -------                 -------
     Total liabilities and stockholders' equity                 $82,234                 $76,254
                                                                =======                 =======


     See accompanying notes to condensed consolidated financial statements.

                      WESTERN BEEF, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                   Twenty-Six            Twenty-Five
                                                  Weeks Ended            Weeks Ended                 Thirteen Weeks Ended
                                                  July 3, 1998          June 27, 1997          July 3, 1998       June 27, 1997
                                                  ------------          -------------          ------------       -------------
Net sales                                           $146,254               $154,676               $76,193            $81,881

Cost of sales                                        106,926                116,595                55,870             61,942
                                                    --------               --------               -------            -------

Gross profit                                          39,328                 38,081                20,323             19,939

Selling, general and administrative expenses          36,432                 35,207                18,960             18,558
                                                    --------               --------               -------            -------

Income before income taxes                             2,896                  2,874                 1,363              1,381

Provision for income taxes                             1,090                  1,282                   505                602
                                                    --------               --------               -------            -------

Net income                                          $  1,806               $  1,592               $    858           $   779
                                                    ========               ========               =======            =======

Net income per share of common
  stock-basic and diluted                           $    .33               $    .29               $   .16            $   .14
                                                    ========               ========               =======            =======

Weighted average shares
  outstanding-basic                                    5,472                  5,465                 5,475              5,466
                                                    ========               ========               =======            =======

Weighted average shares
  outstanding-diluted                                  5,498                  5,507                 5,498              5,504
                                                    ========               ========               =======            =======


     See accompanying notes to condensed consolidated financial statements.

                      WESTERN BEEF, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                             Twenty-Six               Twenty-Five
                                                                            Weeks Ended               Weeks Ended
                                                                            July 3, 1998             June 27, 1997
                                                                            ------------             -------------
Cash flows from operating activities:
  Net income                                                                  $ 1,806                   $ 1,592
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                                            2,009                     2,054
       Deferred income tax expense                                                 44                       144
       Provision for losses on accounts receivable                                163                       250
       Gain on disposal of property, plant and equipment                         (114)                      (71)
       (Increase) decrease in assets
          Accounts receivable                                                     381                       169
          Inventories                                                          (1,739)                     (664)
          Prepaid expenses and other current assets                               137                    (1,487)
          Other assets                                                            (94)                      (34)
        (Decrease) increase in liabilities:
          Accounts payable and accounts payable-related party                   2,477                     3,529
          Accrued expenses and other liabilities                                1,664                       214
          Non-current liabilities                                                (614)                       --
                                                                              -------                   -------
            Net cash provided by operating activities                           6,120                     5,696
                                                                              -------                   -------
Cash flows from investing activities:
  Capital expenditures                                                         (5,579)                   (4,115)
  Proceeds from sale of property, plant and equipment                             946
                                                                              -------
            Net cash used in investing activities                              (4,633)                   (3,816)
                                                                              -------                   -------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                      2,055                       647
  Payments on long-term debt and capital leases                                (1,470)                   (1,487)
  Issuance of common stock                                                         18                         6
                                                                              -------                   -------
            Net cash provided by (used in) financing activities                   603                      (834)
                                                                              -------                   -------
Net increase in cash and cash equivalents                                       2,090                     1,046
Cash and cash equivalents, beginning period                                     7,527                     2,634
                                                                              -------                   -------
Cash and cash equivalents, end of period                                      $ 9,617                   $ 3,680
                                                                              =======                   =======
Cash paid for:
  Interest                                                                    $   504                   $   575
  Income taxes                                                                $   324                   $ 1,860


     See accompanying notes to condensed consolidated financial statements.

                      WESTERN BEEF, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-six weeks ended July 3, 1998 are not necessarily indicative of the results that may be expected for the year ending January 1, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 2, 1998.

(2)      LITIGATION

         There has been no material change in litigation from the year ended January 2, 1998. See Part II of this report for further disclosure.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         For the quarter ended July 3, 1998, Western Beef, Inc. (the "Company") achieved net income of $858,000 or $0.16 per share on net sales of $76,193,000, as compared to net income of $779,000 or $0.14 per share on net sales of $81,881,000 for the comparable period in 1997. On a year to-date basis the Company achieved net income of $1,806,000, or $0.33 per share on net sales of $146,254,000 for the twenty-six week period ended July 3, 1998 as compared to net income of $1,592,000 or $0.29 per share on net sales of $154,676,000 for the twenty-five week period ended June 27, 1997.

         Retail division sales increased $3,312,000 and $7,729,000 for the quarter and year-to-date periods ended July 3, 1998 as compared with sales for the prior year periods ended June 27, 1997. Second quarter retail division sales included the July fourth holiday as well as incremental sales from the Company's capital expansion program which included its first Junior's Food Outlet store opened on March 30, 1998 and a new supermarket in Manalapan, New Jersey opened on June 14, 1998. After adjusting for the additional week, 1998 year-to-date comparable store sales declined by 0.3% versus 1997. Wholesale division sales decreased $9,000,000 and $16,151,000 for the quarter and year-to-date periods ended July 3, 1998 as compared with sales for the prior year periods ended June 27, 1997. Wholesale division sales continue to reflect tightening of the Company's credit policies initiated in 1997. Overall Company net sales for the 1998 second quarter and year-to-date periods ended July 3, 1998 were $5,688,000 and $8,422,000 lower than the prior year periods ended June 27, 1997

         Gross profit as a percentage of sales increased to 26.7% in the second quarter of 1998 from 24.4% in the same quarter of 1997. On a year-to-date basis gross profit increased to 26.9% for the twenty-six weeks ended July 3, 1998 as compared to 24.6% for the twenty-five weeks ended June 27, 1997. The increase in the gross profit percentage for the second fiscal quarter of 1998 resulted from the increased ratio of retail division sales to wholesale division sales.

         Selling, general and administrative expenses as a percentage of sales increased to 24.9% for the second quarter of 1998 from 22.7% in the comparable period in 1997. On a year-to-date basis, selling, general and administrative expenses increased to 24.9% of sales for the twenty-six weeks ended July 3, 1998 from 22.8% for the twenty-five weeks ended June 27, 1997. The increased quarterly and year-to-date selling, general and administrative percentage rate is attributable to the increased ratio of retail division sales versus wholesale division sales. In addition, the 1998 second quarter results include $126,000 in pre-opening expense associated with the opening of two new retail locations.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operations were $6,120,000 for the twenty-six weeks ended July 3, 1998 as compared to $5,696,000 for the twenty-five weeks ended June 27, 1997. Cash flow from operations improved due to higher net income and reductions in accounts receivable attributable to improved collections thereof. Inventory increases associated with new retail locations were offset by related increases in trade accounts payable and accrued expenses.

         Cash flow from operations plus cash on hand were sufficient to pay for capital expenditures and long-term debt requirements.

         Capital expenditures of $5,579,000 included the exercise of an option to purchase an existing store location for approximately $2,055,000 funded by the prior owner to be repaid over 15 years at 6.25% per annum. The remaining capital expenditures were related to equipment purchases and leasehold improvements for the new retail locations. The Company funded these expenditures with cash flow from operations. The Company has renewed its $3,000,000 line of credit (expiring July 3, 1999) which, along with cash on hand, is expected to be sufficient to meet its operational needs. The Company also has several financial institutions that would be available to finance new store equipment, usually over a five or seven year period.

         As of July 3, 1998, the Company was in contract to purchase land for future Junior's Food Outlet locations in Manhattan and Queens, NY. The acquisition price for these locations is $640,000 and $250,000, respectively. In addition, the Company was also in contract to purchase land for $1,700,000 in the Bronx, NY upon which it intends to construct a supermarket and satellite rental units.

PART II- OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company has various outstanding litigation matters, which it considers to be in the ordinary course of business. In the opinion of Management, the outcome of these litigation matters will not materially adversely affect the Company's financial position or results of operations.

Item 2.  Changes in Securities
                None

Item 3.  Default upon Senior Securities
                None

Item 4.  Submission of Matters to a Vote of Security Holders.
                None

Item 5.  Other Information
                None

Item 6.  Exhibits and Reports on Form 8-K
                None

                                   SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            WESTERN BEEF, INC.

                                            By:  /s/ Chris Darrow
                                                 -------------------------
                                                 Chief Financial Officer

                                                 (Principal Financial and
                                                  Accounting Officer)

Date:  August 13, 1998