Form 10-Q/A
period 1998-07-03
WESTERN BEEF INC /DE/
filed 1998-08-14
CIK 81942

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

                      WESTERN BEEF, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                             Twenty-Six               Twenty-Five
                                                                            Weeks Ended               Weeks Ended
                                                                            July 3, 1998             June 27, 1997
                                                                            ------------             -------------
Cash flows from operating activities:
  Net income                                                                  $ 1,806                   $ 1,592
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                                            2,009                     2,054
       Deferred income tax expense                                                 44                       144
       Provision for losses on accounts receivable                                163                       250
       Gain on disposal of property, plant and equipment                         (114)                      (71)
       (Increase) decrease in assets
          Accounts receivable                                                     381                       169
          Inventories                                                          (1,739)                     (664)
          Prepaid expenses and other current assets                               137                    (1,487)
          Other assets                                                            (94)                      (34)
        (Decrease) increase in liabilities:
          Accounts payable and accounts payable-related party                   2,477                     3,529
          Accrued expenses and other liabilities                                1,664                       214
          Non-current liabilities                                                (614)                       --
                                                                              -------                   -------
            Net cash provided by operating activities                           6,120                     5,696
                                                                              -------                   -------
Cash flows from investing activities:
  Capital expenditures                                                         (5,579)                   (4,115)
  Proceeds from sale of property, plant and equipment                             946                       299
                                                                              -------                   -------
            Net cash used in investing activities                              (4,633)                   (3,816)
                                                                              -------                   -------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                      2,055                       647
  Payments on long-term debt and capital leases                                (1,470)                   (1,487)
  Issuance of common stock                                                         18                         6
                                                                              -------                   -------
            Net cash provided by (used in) financing activities                   603                      (834)
                                                                              -------                   -------
Net increase in cash and cash equivalents                                       2,090                     1,046
Cash and cash equivalents, beginning period                                     7,527                     2,634
                                                                              -------                   -------
Cash and cash equivalents, end of period                                      $ 9,617                   $ 3,680
                                                                              =======                   =======
Cash paid for:
  Interest                                                                    $   504                   $   575
  Income taxes                                                                $   324                   $ 1,860


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