Form 10-Q
period 1998-10-02
WESTERN BEEF INC /DE/
filed 1998-11-16
CIK 81942

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended     October 2, 1998

Commission File Number    0-4485

                               WESTERN BEEF, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                 13-3266114
------------------------------------             --------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

47-05 Metropolitan Avenue, Ridgewood, New York             11385
---------------------------------------------------------------------------
  (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:   (718)-417-3770

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

5,475,153 shares of Common Stock, $.05 par value, as of November 9, 1998.

--------------------------------------------------------------------------------

                      WESTERN BEEF, INC. AND SUBSIDIARIES

                                      INDEX
                                                                            PAGE
                                                                            ----

CAUTIONARY STATEMENT RELEVANT TO FORWARD -
LOOKING INFORMATION                                                          2

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

         Condensed consolidated balance sheets as of
             October 2, 1998 and January 2, 1998.                            3

         Condensed consolidated statements of income for the thirty-nine weeks ended October 2, 1998 and October 3, 1997, the
             thirteen weeks ended October 2, 1998 and the fourteen weeks
             ended October 3, 1997.                                          4

         Condensed consolidated statements of cash flows
             for the thirty-nine weeks ended October 2, 1998
             and October 3, 1997.                                            5

         Notes to the condensed consolidated financial statements.           6

Item 2. Management Discussion and Analysis of Financial Condition
        and Results of Operations                                          7-8

PART II-OTHER INFORMATION                                                    9

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

ITEM 1. FINANCIAL STATEMENTS

                       WESTERN BEEF, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

                                                         October 2,   January 2,
                                                           1998          1998
                                                         --------      --------
                                                        (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                            $  9,938      $  7,527
    Accounts receivable, net of allowance for
        doubtful accounts ( $661 and $573)                  5,313         6,275
    Inventories                                            16,204        14,113
    Deferred income taxes                                   1,209         1,235
    Prepaid expenses and other current assets               3,140         2,933
                                                         --------      --------
        Total current assets                               35,804        32,083

Property, plant and equipment, net of
    accumulated depreciation and
    amortization ($23,532 and $20,526)                     45,843        42,258
Other assets                                                2,007         1,913
                                                         --------      --------
        Total assets                                     $ 83,654      $ 76,254
                                                         ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                    $  1,714      $  1,571
    Current portion of obligations under
       capital leases                                         676         1,090
    Accounts payable                                       11,809         8,903
    Accrued liabilities                                     6,184         4,834
    Accounts payable-related party                          3,040         1,997
                                                         --------      --------
        Total current liabilities                          23,423        18,395

Deferred income taxes payable                               2,144         2,059
Long-term debt, net of current portion                      6,428         5,707
Obligations under capital leases, net of
    current portion                                         2,616         3,130
Other non-current liabilities                               1,243         1,834
                                                         --------      --------
        Total liabilities                                  35,854        31,125
                                                         --------      --------

Stockholders' equity:
    Preferred stock, $.05 par value; 2,000
        shares authorized; none issued                         --            --
    Common stock, $.05 par value; 15,000
        shares authorized; 5,475 and 5,466
        shares issued and outstanding                         273           273
    Capital in excess of par value                         11,408        11,390
    Retained earnings                                      36,190        33,563
    Deferred compensation                                     (71)          (97)
                                                         --------      --------
        Total stockholders' equity                         47,800        45,129
                                                         --------      --------
        Total liabilities and stockholders'
            equity                                       $ 83,654      $ 76,254
                                                         ========      ========

     See accompanying notes to condensed consolidated financial statements.

                       WESTERN BEEF, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                      Thirteen       Fourteen
                                       Thirty-Nine Weeks Ended      Weeks Ended    Weeks Ended
                                      October 2,      October 3,     October 2,     October 3,
                                        1998            1997           1998           1997
                                      --------        --------        -------        -------
Net sales                             $221,285        $241,048        $75,031        $86,372

Cost of sales                          161,637         181,362         54,711         64,767
                                      --------        --------        -------        -------

Gross profit                            59,648          59,686         20,320         21,605

Selling, general and
    administrative
    expenses                            55,444          55,232         19,012         20,025
                                      --------        --------        -------        -------
Income before income taxes               4,204           4,454          1,308          1,580

Provision for income taxes               1,577           1,995            487            713
                                      --------        --------        -------        -------
Net income                            $  2,627        $  2,459        $   821        $   867
                                      ========        ========        =======        =======

Net income per share of common
    stock-basic and diluted           $    .48        $    .45        $   .15        $   .16
                                      ========        ========        =======        =======
Weighted average shares
    outstanding-basic                    5,473           5,465          5,475          5,466
                                      ========        ========        =======        =======
Weighted average shares
    outstanding-diluted                  5,499           5,504          5,501          5,501
                                      ========        ========        =======        =======

     See accompanying notes to condensed consolidated financial statements.

                       WESTERN BEEF, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                 Thirty-Nine Weeks Ended
                                                            October 2, 1998   October 3, 1997
                                                            ---------------   ---------------
Cash flows from operating activities:
  Net income                                                    $ 2,627         $  2,459
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                              3,094            3,122
       Deferred income tax expense                                  111              627
       Provision for losses on accounts receivable                  310              790
       Gain on disposal of property, plant and equipment           (139)             (80)
       (Increase)decrease in assets:
           Accounts receivable                                      652              555
           Inventories                                           (2,091)           2,618
           Prepaid expenses and other current assets               (207)          (1,208)
           Other assets                                             (94)             (48)
       (Decrease) increase in liabilities:
           Accounts payable and accounts payable -
              related party                                       3,949            2,111
           Accrued expenses and other liabilities                 1,350               17
           Non-current liabilities                                 (591)              --
                                                                -------         --------
               Net cash provided by operating activities          8,971           10,963
                                                                -------         --------

Cash flows from investing activities:
  Capital expenditures                                           (7,569)          (5,577)
  Proceeds from sale of property, plant and equipment             1,055              305
                                                                -------         --------
               Net cash used in investing activities             (6,514)          (5,272)
                                                                -------         --------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt
     and capital leases                                           2,055              647
  Payments on long-term debt and capital leases                  (2,119)          (2,248)
  Proceeds from issuance of common stock                             18                8
                                                                -------         --------
               Net cash used in financing activities                (46)          (1,593)
                                                                -------         --------

Net increase in cash and cash equivalents                         2,411            4,098
Cash and cash equivalents, beginning of period                    7,527            2,634
                                                                -------         --------
Cash and cash equivalents, end of period                        $ 9,938         $  6,732
                                                                =======         ========

Cash paid during the thirty-nine weeks for:
  Interest                                                      $   774         $    853
  Income taxes                                                  $   979         $  2,294

     See accompanying notes to condensed consolidated financial statements.

                       WESTERN BEEF, INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation:

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-nine weeks ended October 2, 1998 are not necessarily indicative of the results that may be expected for the year ending January 1, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 2, 1998.

(2) Litigation:

      There has been no material change in litigation from the year ended January 2, 1998. See Part II of this report for further disclosure.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      For the thirteen week period ended October 2, 1998, the Company earned net income of $821,000 or $.15 per share on net sales of $75,031,000 as compared to net income of $867,000 or $.16 per share on net sales of $86,372,000 for the fourteen week period ended October 3, 1997. For the thirty-nine weeks ended October 2, 1998, the Company earned net income of $2,627,000 or $.48 per share on net sales of $221,285,000 as compared to net income of $2,459,000 or $.45 per share on net sales of $241,048,000 for the comparable thirty-nine week period in 1997.

      Net sales for the thirteen week period ended October 2, 1998 decreased 13.1% from the prior year period which included an extra week's sales as well as, incremental sales from the Fourth of July holiday period. Sales for the thirty-nine weeks ended October 2, 1998 were 8.2% lower than sales for the comparable thirty-nine week period of 1997. Comparable retail store sales were flat for the quarter and 0.2% lower for the thirty-nine week year-to-date period. Total retail store sales increased $6,311,000 or 3.6% for the thirty-nine week period as a result of the 1998 openings of two Junior's Food Outlet stores in New York and two Western Beef supermarkets in New Jersey. Overall consolidated Company sales for the 1998 third quarter and thirty-nine week period continued to be negatively impacted by a decline in the Company's meat wholesale business resulting primarily from a tightening of credit policies initiated in the fourth quarter of 1997.

      Gross profit, as a percentage of sales, increased to 27.1% in the third quarter of 1998 from 25.0% for the same quarter of 1997. On a year-to-date basis, gross profit increased to 27.0% for the thirty-nine weeks ended October 2, 1998 as compared to 24.8% for the thirty-nine week period in 1997. The increase in the gross profit percentage for the quarter and thirty-nine weeks ended October 2, 1998 is the result of the increased share of total Company sales generated by the retail store division versus sales generated by the wholesale meat division, with the retail store division having higher selling gross margins than the wholesale meat division.

      Selling, general and administrative expenses, as a percentage of sales, increased to 25.3% for the third quarter of 1998 from 23.2% for the fourteen week period ended October 3, 1997. On a year-to-date basis, selling, general and administrative expenses increased to 25.1% of sales for the thirty-nine weeks ended October 2, 1998 from 22.9% for the comparable thirty-nine week period in 1997. The increased quarterly and year-to-date selling, general and administrative percentage rate is similarly attributable to the increased share of total Company sales generated by the retail store division which has relatively higher selling expenses than the wholesale meat division. Incremental promotional spending and pre-opening expenses related to two newly opened New Jersey store locations also contributed to the increase in selling, general and administrative expenses.

ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      Liquidity and Capital Resources

      Cash flows from operations were $8,971,000 for the thirty-nine weeks ended October 2, 1998 as compared to $10,963,000 for the thirty-nine weeks ended October 3, 1997. Cash flows from operations decreased $1,992,000 primarily as a result of inventory increases associated with the four new retail locations partially offset by increased accounts payable and accrued expenses. Cash flows from operations plus cash on hand were sufficient to pay for capital expenditures and long-term debt requirements.

      Capital expenditures of $7,569,000 included the exercise of an option to purchase an existing store location for approximately $2,055,000 to be paid over 15 years at 6.25 percent interest per annum. The remaining capital expenditures were for equipment purchases and leasehold improvements for the new retail locations opened in 1998.

      The Company has a $3,000,000 line of credit (expiring July 3, 1999) which, along with cash on hand, is expected to be sufficient to meet its operational needs. The Company also has several financial institutions that would be available to finance new store equipment, usually over a five or seven year period.

      As of October 2, 1998, the Company was in contract to purchase land for future Junior's Food Outlet locations in Manhattan and Queens, NY. The acquisition prices for these locations are $640,000 and $250,000, respectively. In addition, the Company was also in contract to purchase land for $1,700,000 in the Bronx, NY upon which it intends to construct a supermarket and several satellite stores for commercial rental.

      Year 2000

      The Company has performed an analysis and is in the process of modifying its computer systems to address year 2000 issues. The Company is also reviewing year 2000 vulnerability with respect to its major suppliers and third party service providers. Based on current information, management believes that all hardware and software modifications necessary for the Company to operate will be complete by the year 2000. Costs associated with year 2000 computer system modifications are currently estimated to be approximately $300,000 of which $150,000 is for certain front-end cash register systems.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

            The Company has various outstanding litigation matters, which it considers to be in the ordinary course of business. In the opinion of Management, the outcome of these litigation matters will not materially adversely affect the Company's financial position or results of operations.

Item 2. Changes in Securities

            None

Item 3. Defaults upon Senior Securities

            None

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on August 7, 1998, and transacted the following business:

(a) Election of Directors:

                                                                         Votes
   Nominee                      Votes For                 % For        Withheld
   -------                      ---------                 -----        ---------
Peter Castellana, Jr.           4,616,771                 99.80%         9,298
Joseph Castellana               4,616,771                 99.80%         9,298
Stephen R. Bokser               4,616,371                 99.79%         9,698
Arnold B. Becker                4,616,871                 99.80%         9,198

(b) Selection of PricewaterhouseCoopers LLP as Independent Auditors:

Votes For              % For                Votes Against         Abstentions
---------              -----                -------------         -----------
4,731,576              99.87%                   1,146                4,765

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

                                         WESTERN BEEF, INC.

                                         By: /s/ Chris Darrow
                                             ------------------------------
                                             Chris Darrow
                                             Chief Financial Officer

                                             (Principal Financial and
                                             Accounting Officer)

Date: November 12, 1998