Form 10-K
period 1999-01-01
WESTERN BEEF INC /DE/
filed 1999-03-29
CIK 81942

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 1999

                                             OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the $6.50 average of the closing bid and asked prices reported by NASDAQ/NMS on March 23, 1999 was $10,056,235

As of March 23, 1999, the registrant had issued and outstanding 5,475,153 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents or the indicated portions thereof have been incorporated herein by reference:

      (1) Specifically identified information in the registrant's definitive proxy material for its 1999 Annual Meeting of Stockholders is incorporated by reference as Part III hereof, which definitive proxy material shall be filed not later than 120 days after January 1,1999.

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report on Form 10-K contains or may contain forward-looking statements such as those statements pertaining to the renovation of the Company's existing stores, the construction or acquisition of new stores, the recoverability of deferred tax assets, the continued availability of credit lines for capital expansion, the suitability of facilities, access to suppliers, implementation of technological improvement programs and year 2000 issues relating to computer applications. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions; delays and other hazards inherent in building and construction; competition in both the retail and wholesale markets; government and regulatory policies and certifications (in particular those relating to the United States Department of Agriculture food stamp program); the pricing and availability of the products the Company sells and distributes, including Western Beef label brand products; potential delays in the implementation of the Company's technological improvement programs; and the effectiveness of such programs upon the implementation of, and the Company's ability to resolve, any and all year 2000 computer applications.

                                     PART 1

ITEM 1. BUSINESS

General

      Western Beef, Inc. ("Western Beef" or the "Company") consists principally of a retail food business that currently operates 21 high-volume, warehouse-type supermarkets, two outlet-type food stores and a wholesale food business that primarily deals in beef, pork, poultry, provisions, produce and private label groceries. The Company's supermarkets serve the New York Metropolitan area, while the Company's wholesale business operates in the New York, New Jersey and Eastern Pennsylvania markets. In the fiscal years ended January 1, 1999 ("1998"), January 2, 1998 ("1997") and January 3, 1997 ("1996") (a fifty-three week fiscal year), the retail supermarket business accounted for approximately 82%, 73% and 70% respectively, of the Company's total net sales. See "ITEM 7. Management Discussion and Analysis of Financial Condition and Results of Operations."

      Western Beef's supermarkets are distinguishable from traditional supermarket formats by their unusually broad selection of meat and produce items and their limited selection of "non-food" items, such as health and beauty aids. Western Beef's supermarkets are truly "food stores".

Key elements in Western Beef's business strategy include:

o Competitive Prices - Western Beef's objective is to be perceived as the "value leader" in its markets by offering the best values to its customers on a consistent basis. Western Beef reinforces its image as a value leader by offering a large selection of high quality grocery items under the "Western Beef" label. These private label items are priced substantially below comparable national brand items. Western Beef sets its prices based on "everyday low pricing" policies on food staples such as, milk, bread, meat, produce, eggs and juices rather than the "high-low" pricing strategy (i.e. high regular prices with deep discounts on sale items) utilized by many other retailers.

o Neighborhood/Ethnic Appeal - Western Beef's supermarkets are located in densely populated, culturally diverse neighborhoods in the New York Metropolitan area. The merchandise offerings in Western Beef's supermarkets are tailored to the preferences (i.e. specific items, brand names and packaging) of the various ethnic groups represented in each store's market area. Some of these products are not generally available in supermarkets operated by national chains.

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

      For a description of certain financial information of the Company relative to the Company's segments, see "Note 10, Segments of Business, to the Company's Consolidated Financial Statements" included herein.

History

      Western Beef, Inc. was incorporated in Delaware on June 3, 1991 under the name New Southern Blvd. Supermarkets, Inc. The Company is the successor of the October 30, 1992 combination (the "Combination") of the food businesses of Quarex Industries, Inc., P.S.L. Food Market, Inc. and Southern Blvd. Supermarkets, Inc. Certain members of the Castellana family and their affiliates were controlling stockholders (the "Principal Stockholders") of each of these entities. Since the consummation of the Combination, the Principal Stockholders have held in excess of 70% of the outstanding Common Stock of the Company. In January 1993, the Company's name was changed to "Western Beef, Inc."

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

1998 Developments

      In 1998, the Company opened its first outlet-type food stores which operate under the trade name "Junior's Food Outlets" ("Junior's") and two retail supermarkets bringing the total number of open supermarkets to twenty-one.

      The two Junior's were opened on Rockaway Boulevard in Queens, New York on March 30, 1998 and Myrtle Avenue in Brooklyn, New York on September 4, 1998 at approximate construction costs of $1,286,000 and $1,742,000, respectively. Unlike conventional supermarkets, these two stores sell a limited selection of food staples, most of which are Western Beef brand grocery products, as well as pre-packaged meats and cheese. The two retail supermarkets were opened in New Jersey in Manalapan on June 14, 1998 and Rahway on August 12, 1998 at approximate construction costs of $643,000 and $1,628,000 respectively.

      Because of the favorable response generated by the opening of the two Junior's, the Company decided to convert the space used by its Central Cutting operation, which had prepared, custom packed and distributed pre-packaged meats and cheese to the Company's retail supermarkets, to a distribution warehouse to service the Junior's currently open as well as new Junior's to be opened in the future.

      On May 4, 1998, the Company exercised an option to purchase land and a building currently occupied by an existing Western Beef supermarket on Empire Boulevard in Brooklyn, New York from an unrelated party for approximately $2,124,000.

      On December 2, 1998, the Company purchased land and a building located on Prospect Avenue, Bronx, New York from an unrelated party for approximately $1,705,000 on which the Company intends to open a Western Beef supermarket with satellite rental units. The total cost for the purchase of the land and renovation of the existing building is estimated to be $5,000,000.

      On December 17, 1998, the Company purchased a parcel of vacant land located on Frederick Douglas Boulevard, Manhattan, New York from an unrelated party for approximately $660,000 on which the Company intends to open a Junior's outlet-type store. The total cost of the land purchase and construction of this Junior's is estimated to be $1,900,000.

      On December 21, 1998, the Company submitted the winning bid with New York City to purchase a parcel of land on New Lots Avenue, Brooklyn, New York for approximately $240,000. The Company intends to open a Junior's at a total cost of approximately $1,300,000 including land purchase costs. This transaction is expected to be consummated in the near future.

      On December 23, 1998, the Company purchased all outstanding capital stock of 814 Jamaica Avenue, Inc. ("Jamaica") from its sole shareholder who was unrelated to the Company, for approximately $744,000. Jamaica was the owner of land and a building on Jamaica Avenue, Brooklyn, New York on which the Company intends to open a Junior's at an estimated cost of approximately $2,100,000 including the purchase of capital stock of Jamaica.

      On January 29, 1999, the Company purchased a parcel of vacant land located on Wyckoff Avenue, Queens, New York from an unrelated party, for approximately $259,000 on which the Company intends to open a Junior's at a total cost of approximately $1,300,000 including the land purchase price.

      To pay for these and other 1998 additions, the Company: (i) used cash flow from operations; (ii) entered into a sale/leaseback arrangement in December 1997 with General Electric Capital Corporation ("G.E.C.C.") whereby G.E.C.C. committed to provide up to $5,500,000 to the Company over a twelve month period. The repayment provisions are for a six-year term (including three one-year renewals). Pursuant to this agreement, the Company took down a total of $4,507,000 including $913,000 and $1,262,000 on June 30, 1998 and December 31,
1998 at 7.28% and 6.44% per annum payable in monthly installments of $13,664 and $18,293 respectively; (iii) borrowed $2,055,263 from Hyson Joint Venture, the prior landlord of the Empire Boulevard property, at 6.25% per annum payable in monthly installments of $17,622 commencing June 1, 1998 through June 1, 2013;
(iv) borrowed $1,700,000 for the Prospect Avenue location from North Fork Bank at its prime rate payable in interest only installments from January 4, 1999 to December 4, 2001, at which time the entire principal balance is due and payable;
(v) borrowed $512,000 for the Frederick Douglas Boulevard location from North Fork Bank at 6.89% interest per annum payable in monthly installments of $5,942 commencing February 1, 1999 through January 1, 2009; (vi) borrowed $566,400 for the Jamaica Avenue location from North Fork Bank at 6.85% interest per annum payable in monthly installments of $6,562 commencing February 1, 1999 through January 1, 2009; and (vii) borrowed $160,000 for the Wyckoff Avenue location from its former owner, Lojo Realty, Inc., at 6% interest per annum payable in monthly installments of $2,337 commencing March 1, 1999 through February 28, 2006. The Company also has a $3,000,000 working capital line of credit from North Fork Bank, all of which is available to fund future operating and construction programs.

      To simplify the corporate structure of its retail division, the Company:
(i) merged eighteen retail subsidiaries operating eighteen retail supermarkets and two food-outlet stores into Western Beef Metropolitan Avenue, Inc., which operated one retail supermarket and changed the name of the surviving corporation to Western Beef Retail, Inc. on January 30, 1998; and (ii) merged Western Beef Retail, Inc. into Western Beef Administration, Inc., the administrative arm of the Company, and changed the name of the surviving corporation to Western Beef Retail, Inc. on August 10, 1998.

      The Company also simplified its wholesale division on June 30, 1998, by merging its wholesale produce and central cutting subsidiaries into Western Beef Supermarkets, Inc., its wholesale grocery warehouse company. Finally, the Company amended the certificate of incorporation of its subsidiary, East Central Meats, Inc., changed its name to Western Beef Properties, Inc. and transferred the title to five pieces of real property owned by Western Beef Retail, Inc. to Western Beef Properties, Inc.

      On November 16, 1998, the Company announced that it had received an unsolicited proposal from Cactus Acquisition, Inc. ("Cactus"), a company controlled by the Principal Stockholders, to acquire all of the outstanding shares of common stock of Western Beef not currently owned by Cactus and its affiliates for a cash price of $7.50 per share. The Cactus offer is subject to a number of conditions, including negotiation of definitive documents, the filing of a disclosure statement and other documents with the Securities and Exchange Commission and approval of the merger by the holders of a majority of the issued and outstanding common stock. Cactus and its affiliates currently own approximately 3,982,000 shares of Western Beef common stock, or approximately 72% of the outstanding common stock.

      In response to the Cactus offer, Western Beef's Board of Directors has appointed a Special Committee of the Board to determine the advisability and fairness of the offer to Western Beef's stockholders other than Cactus and its affiliates. The Special Committee has retained an independent investment banking adviser and legal counsel to advise it on the fairness of the offer from a financial point of view to the stockholders of Western Beef other than Cactus and its affiliates. It is expected that the Special Committee will make a recommendation regarding the offer to the Board of Directors in the second quarter of 1999.

Year 2000 Issues

      The Company is executing a plan to ensure that the Company's computer systems and software applications will properly function beyond 1999. This plan involves identifying year 2000 issues, assigning priorities to items identified and correcting or replacing material items that are not year 2000 compliant. The plan also considers year 2000 vulnerability with respect to the Company's major suppliers and third party service providers.

      The Company is utilizing both internal and external resources to address year 2000 issues. Costs associated with year 2000 computer system modifications are currently estimated to be approximately $300,000. Included in these costs are $150,000 for certain front-end cash register systems whose upgrade was previously identified for non-year 2000 operational enhancements.

      The Company has already installed year 2000 program code on all of its financial, merchandise and distribution computer software systems. Effective with the first payroll week of 1999, the Company was operating on year 2000 compliant software provided by its third party payroll service company. Finally, the Company has received and completed the testing of the front-end register system enhancements previously discussed and expects to complete Company-wide implementation of this software before the end of the second quarter of 1999.

      As part of the Company's goal to achieve year 2000 compliance, it is seeking representations and/or warranties from suppliers, vendors and business partners about their year 2000 compliance. No assurances can be given that the Company will be able to identify and address all year 2000 issues due to their complexity and the Company's dependence on representations and preparedness of third parties with whom the Company does business. Although the Company believes that its efforts and plans will address year 2000 issues that are within the Company's reasonable control, there can be no assurance that year 2000 issues will not have a material adverse effect on the Company's business or results of operations.

Retail Operations

      Western Beef operates twenty-one retail supermarkets in the New York Metropolitan area under the trade name "Western Beef" and two outlet-type food stores that operate under the trade name "Junior's." Its first two retail supermarkets were opened in 1973 and 1979. In the late 1980's, management decided to pursue a more aggressive growth and expansion program consisting of new supermarket acquisitions and remodelings and/or the closing of smaller supermarkets. Since that time, the Company has continued to search for suitable locations in the New York Metropolitan area to open new supermarkets. In 1998, the Company opened two Western Beef supermarkets and two Junior's food-outlet stores. No new supermarkets were opened in 1997 and two supermarkets were opened in 1996.

      During 1998, 1997 and 1996, the Company's capital expenditures for its retail business were $11,359,000, $7,085,000 and $12,933,000, respectively.

      All of the Company's supermarkets and outlet-type stores are operated by Western Beef Retail, Inc., a wholly-owned subsidiary of the Company. Most of the Company's supermarkets and stores are free standing. The supermarkets are open seven days a week, including evenings, and are high-volume operations. Most of the Company's supermarkets have refrigerated, warehouse-type facilities which are divided into separate areas kept at different temperatures. Non-perishable items are displayed in an area maintained at normal room temperatures. In most of the Company's supermarkets, meat is displayed in large refrigerated rooms where the Company sells both bulk meat, which is custom cut by the Company's butchers, as well as a full variety of pre-packaged meats. In nineteen of its supermarkets, the Company sells produce which is displayed in refrigerated cases maintained at 37 degrees Fahrenheit and where moisture content is regulated by automatic misting equipment. Dairy and deli products are sold in separate areas of the Company's supermarkets, maintained at 30-40 degrees Fahrenheit. Most of the Company's supermarkets also contain stand-alone freezers, which maintain temperatures suitable for storage of frozen foods, such as ice cream, vegetables and dinner entrees. The Company's supermarkets also sell a complete line of dry groceries and some non-food products such as paper products and household utensils.

      Four of the Company's supermarkets operate scratch brick oven bakeries, which bake a large variety of old world bread and rolls from basic ingredients. One of these supermarkets supplies three other Company supermarkets with fresh baked goods. It is anticipated that as capacity permits these baked goods will be introduced into all of the Company's supermarkets. Fifteen supermarkets also operate full service delicatessen departments, which cut-to-order the various cheese and processed meats displayed. The Company's other supermarkets have self-service delicatessen departments.

      The Company's outlet-type stores are open six days a week from Monday to Saturday and are open about ten hours a day. From initial construction to daily operation they are designed and constructed using a no-frills approach. The building structures, which are approximately 11,000 square feet in size, are made of prefabricated material which reduces construction costs and are designed to be energy efficient. Refrigerated dairy, meat and frozen products are merchandised through rear-fed door display units. Dry grocery products are displayed on floor pallet stacks and "warehouse" type racking utilizing "cut case" display techniques. This merchandising format is unlike conventional supermarket formats in that they feature approximately 600 different products as compared to the more than 40,000 products featured in conventional supermarkets. Junior's sells high turnover food staples with a heavy emphasis on Western Beef label brand products.

      The Company promotes its "Western Beef" retail supermarkets and outlet food stores in full color store circulars and local newspapers, generally at least once a week. In addition, advertisements are also placed on local radio stations and smaller cable television networks in both the English and Spanish languages. The Company distributes its weekly circulars door-to-door in selected neighborhoods and through insertions in local newspapers. Advertising expenditures for 1998 were $2,391,000, covering ad promotion, preparation, placement and distribution. The Company's twenty-one retail supermarkets range in size from 9,000 square feet to 83,000 square feet, with an average of 30,000 square feet per store. They are supported by the Company's wholesale division warehouses totaling 117,000 square feet. In 1998, approximately 45% of the Company's retail purchases were derived from the Company's warehouses; the remaining purchases being delivered directly to the stores from manufacturers or outside wholesalers.

      White Rose Foods ("White Rose") is the Company's largest outside wholesaler. The Company does not have a formal supply agreement with White Rose. From time to time, the Company meets with other wholesale suppliers to ascertain if the service and prices charged by White Rose are as favorable as could be received from other sources. Based on these meetings, the Company has determined that purchasing from White Rose continues to be competitive with other supply sources and in the best interest of the Company.

      In 1998, White Rose accounted for approximately 22% of the Company's retail division's purchases. In 1998, no other supplier accounted for more than 10% of the Company's purchases. Management believes that the loss of White Rose as a supplier would not have a long-term adverse effect on the Company's performance since the Company has access to several other similar suppliers.

      During 1998, the Company increased both the number and diversity of the products marketed under the Western Beef brand label. These products are purchased from national and local food manufacturers. Western Beef brand products are generally well accepted by the Company's retail customers and more Western Beef brand products are expected to be introduced. In general, Western Beef brand products, which are priced 20% to 50% lower than the comparable national brand products, generate higher gross profit margins for the Company than brand name merchandise.

Wholesale Operations

      The Company also conducts a wholesale food business. It purchases beef, pork, poultry and provisions directly from major slaughterhouses, meat and poultry processors and other suppliers on a daily basis to ensure a supply of fresh products and to be responsive to customer needs. The Company does not have formal supply agreements with any of these entities. It purchases merchandise for its wholesale business by purchase orders, the terms of which are subject to normal market conditions such as pricing and availability at the time of purchase. The loss of any of these suppliers would not be material to the Company. Additionally, the Company's wholesale business warehouses and distributes grocery, produce, dairy and frozen food products to the Company's own retail food stores.

      The Company distributes products from its warehouses in Ridgewood, New York, which operate 24 hours a day. On average, the perishable inventory is turned over approximately once a week. Notwithstanding such turnover, the wholesale business requires large amounts of working capital for financing inventory and accounts receivable.

      To facilitate its wholesale business and retail distribution, the Company (through a wholly owned subsidiary) owns and operates a fleet of tractors, trailers and trucks, most of which are refrigerated. At various times since 1989, the Company has transported food products for others on a limited basis; however, substantially all trucking operations now are conducted for the Company's own distribution facilities. In addition, to enhance profitability, the Company "back hauls" merchandise inventory to achieve reduced product cost.

Competition

      The wholesale and retail segments of the food industry are competitive throughout the market areas served by the Company. These businesses are generally characterized by low profit margins, with earnings primarily dependent on rapid inventory turnover, careful cost control and the ability to achieve high sales volume.

      Competition manifests itself in virtually every aspect of the retail food business, including pricing, advertising and promotion, store size, location and attractiveness, hours of operation, product selection and quality, employee friendliness, service and parking facilities. Although Management believes the Company's retail stores price their products competitively, such pricing has been made possible principally because of the low overhead costs incurred by presenting the food in no-frills, warehouse type, bulk display settings without the typical shelving, lighting, decor and other amenities offered by most suburban supermarkets. In the past, the Company's retail food business has grown by opening food supermarkets in locations in Metropolitan New York City areas where its supermarkets were larger than existing independent supermarkets and convenience food stores and where there had been a limited presence of national or regional chain supermarkets. In recent years, however, the Company has experienced competition from larger supermarket chains, some of which have greater resources than the Company, as well as with other independent operators. Such competitors have expanded and are likely to continue expanding, by opening retail food stores within the Company's markets. Although Management believes it will be able to continue to compete on the basis of quality, price and reputation, there can be no assurance that the Company will be able to maintain or improve its current competitive position.

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

Government Regulation

      The food business is subject to, and affected by, substantial and complex federal, state and local laws and regulations that apply to the sale of food at both the wholesale and retail level, and it is required to obtain certain federal, state and local permits and/or licenses for accepting United States Department of Agriculture ("USDA") food stamps and Women, Infants and Children ("WIC") checks (assistance checks which can only be used to purchase certain dairy and grocery items), operating a bakery, processing meat, selling produce, beer and wine coolers, and otherwise in order to conduct business. In addition, such regulation includes unannounced inspections by government officials investigating sanitary conditions, weights, measures and other matters. The Company believes it currently holds all licenses and permits required to conduct its business and is in compliance in all material respects with applicable regulations. For fiscal 1998, 1997 and 1996, respectively, food stamp redemptions accounted for approximately 19%, 20% and 24% of the Company's retail sales. There would be a material adverse effect on the Company if it were to suffer the loss of its USDA permits to accept food stamps or if the Government was to reduce or eliminate the food stamp program. Management believes that the decline in 1998 and 1997 food stamp redemptions resulted from modifications made by the USDA regarding eligibility requirements for obtaining food stamps.

Employees

      As of March 17, 1999, the Company's retail business employed approximately 1,700 people and its wholesale business employed approximately 100 people. None of these employees are represented by a labor union.

      The Company believes that its relationship with its employees is generally satisfactory.

Seasonality

      No material portion of the Company's business is affected by seasonal fluctuations, except that sales are generally strongest around holidays, particularly the Fourth of July and Easter.

Environmental Laws

      The Company is subject to various applicable federal, state and local laws and regulations relating to environmental matters. Under such laws, the Company is exposed to liability primarily as an owner or operator of real property and, as such, the Company may be responsible for the proper management or remediation of hazardous substances. Such substances for which the Company may be liable could include historic contamination of real property, asbestos-containing material in improvements and hazardous substances and oil used in the course of regular business operations. Remediation requirements may be imposed whether or not the owner or operator knew of, or was responsible for, the presence of contamination by hazardous substances. Also, the presence of contamination may hinder the owner or operator's ability to lease or sell property or to use the property as loan collateral.

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

ITEM 2. PROPERTIES-GENERAL

      The buildings utilized by the Company were constructed at various dates between 1918 and 1998. The Company considers its warehouse facilities to be in good condition. Most of the Company's retail facilities have been opened or modernized in recent years and the Company considers these facilities to be in good condition. The Company believes that all its physical facilities, both owned and leased, are suitable and adequate for their intended uses and purposes.

Property-Retail

      The Company's twenty-one retail supermarkets range in size from 9,000 square feet to 83,000 square feet, with an average of 30,000 square feet per store. They are supported by Company warehouses totaling 117,000 square feet. The Junior's outlet-type stores average approximately 11,000 square feet.

      As of January 1, 1999, the Company owned six (including one outlet-type store) and leased seventeen of its supermarkets and outlet food stores currently in operation. Ten of the leased supermarkets are rented from non-affiliated real estate owners and the other seven (including one outlet-type store) are leased from entities owned by the Principal Stockholders. See "Item 1. Business-History".

      As described in greater detail above under "Item 1. Business - 1998 Developments", the Company: (i) opened two Western Beef supermarkets in Manalapan and Rahway, New Jersey; (ii) opened two Junior's Food Outlets in Queens and Brooklyn, New York; (iii) exercised an option to purchase property on Empire Boulevard in which the Company currently operates a supermarket; (iv) purchased four parcels of real estate on which the Company intends to open one supermarket and three outlet-type stores; and (v) submitted the winning bid to purchase from New York City a parcel of land on which the Company intends to build another outlet-type store.

      The Company's supermarkets and one outlet-type store are leased for terms, including options, of up to 40 years under leases which generally require the Company to pay for all real estate taxes, repairs and insurance. The average remaining life, including renewal options, of leases from non-affiliates and from the Principal Stockholders is 23 and 11 years, respectively.

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

ITEM 3. LEGAL PROCEEDINGS

      The Company has various outstanding litigation matters which it considers to be in the ordinary course of business. In the opinion of Management, the outcome of these litigation matters will not materially adversely affect the Company's financial position.

      On December 3, 1998, a purported class action, Plumpe v. Castellana et al., No. 16807 NC, was filed in the Delaware Chancery Court against Western Beef, Peter Castellana, Jr., Joseph Castellana, Stephen R. Bokser and Arnold B. Becker. The action seeks to enjoin a transaction pursuant to which the Company would be acquired by an entity formed by certain Company officials and their family members, on the grounds that the transaction would create a breach of fiduciary duties to shareholders. The action also seeks recission of the transaction if it is consummated, and accounting, damages and attorneys' fees. By agreement with plaintiff, defendants' time to answer the complaint has been extended indefinitely, pending possible settlement discussions with plaintiff. Western Beef believes that plaintiff's claims are without legal merit and is prepared to defend them vigorously.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

      The Company's Common Stock is traded over-the-counter in the NASDAQ National Market System ("NASDAQ") under the symbol "BEEF".

      The range of the high and low bid prices per share of the Common Stock during the last two years, listed under the name Western Beef, Inc. as reported by NASDAQ, is set forth below:

                   1998                    HIGH                   LOW
                   ----                    ----                   ---

            1st   Quarter                  9 1/2                   7
            2nd   Quarter                  8 1/2                   7
            3rd   Quarter                 10                       7
            4th   Quarter                  8 1/2                   6 7/8


                   1997                    HIGH                   LOW
                   ----                    ----                   ---

            1st   Quarter                 14                      10 3/8
            2nd   Quarter                 12 1/4                   8
            3rd   Quarter                 10 3/4                   7 3/4
            4th   Quarter                  9 1/2                   6


      As of March 23, 1999, there were 249 holders of record of the Company's Common Stock at which point the closing bid price on NASDAQ was $6.50 per share.

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

ITEM 6. SELECTED FINANCIAL DATA

      The selected financial data set forth below is derived from the Company's consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report. See also "ITEM 7. Management Discussion and Analysis of Financial Condition and Results of Operations."

                               WESTERN BEEF, INC.
                             SELECTED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                            January 1,   January 2,   January 3,    December 29,  December 30
                              1999         1998         1997(1)         1995         1994
---------------------------------------------------------------------------------------------
Net sales                   $298,990     $317,079     $340,873        $301,387     $291,886

Net income                  $  3,352     $  3,203     $  5,989        $  4,934     $  4,773

Net income per share        $    .61     $    .59     $   1.10        $    .90     $    .87
of common stock-basic

Net income per share of     $    .61     $    .58     $   1.09        $    .90     $    .87
common stock-diluted

Total assets                $ 86,357     $ 76,254     $ 74,499        $ 63,313     $ 54,731

Long-term obligations       $ 11,257     $  8,837     $ 11,011        $  7,691     $  7,224
---------------------------------------------------------------------------------------------

      (1) Fifty-three week fiscal year. The other fiscal years presented have fifty-two weeks.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following should be read in conjunction with the Company's financial statements and the related notes included herein.

OVERVIEW

      The Company expects competition in the retail segment from major chains as the Company expands and continues to open new retail supermarkets. Several of the Company's retail supermarkets have been impacted by this competition; however, the Company believes that its ability to serve its customers with quality merchandise at the lowest price should allow it to stay profitable and maintain a significant part of its market share.

General

      The Company opened two new retail supermarkets in 1998, bringing the total number of open supermarkets to twenty-one and two outlet-type food stores which operate under the trade name Junior's. The two supermarkets were opened in New Jersey in Manalapan on June 14, 1998 and Rahway on August 12, 1998 at approximate construction costs of $643,000 and $1,628,000, respectively.

      The two Junior's were opened on Rockaway Boulevard in Queens, New York on March 30, 1998 and Myrtle Avenue in Brooklyn, New York on September 4, 1998 at approximate construction costs of $1,286,000 and $1,742,000. Unlike conventional supermarkets, these two stores sell a limited selection of food staples, most of which are Western Beef brand grocery products, as well as pre-packaged meats and cheese.

      On May 4, 1998, the Company exercised an option to purchase land and a building currently occupied by an existing Western Beef supermarket on Empire Boulevard in Brooklyn, New York from an unrelated party for approximately $2,124,000.

      Because of the favorable response generated by the opening of the two Junior's, the Company decided to convert the space used by its Central Cutting operation, which had prepared, custom packed and distributed pre-packaged meats and cheese to the Company's supermarkets, to a distribution warehouse to service the Junior's currently open as well as new Junior's to be opened in the future.

      On December 2, 1998, the Company purchased land and a building located on Prospect Avenue, Bronx, New York from an unrelated party for approximately $1,705,000 on which the Company intends to open a Western Beef supermarket with satellite rental units. The total cost for the purchase of the land and renovation of the existing building is estimated to be $5,000,000.

      On December 17, 1998, the Company purchased a parcel of vacant land located on Frederick Douglas Boulevard, Manhattan, New York from an unrelated party for approximately $660,000 on which the Company intends to open a Junior's outlet-type store. The total cost of the land purchase and construction of this new Junior's is estimated to be $1,900,000.

      On December 21, 1998, the Company submitted the winning bid with New York City to purchase a parcel of land on New Lots Avenue, Brooklyn, New York for approximately $240,000. The Company intends to open a Junior's outlet-type store at a total cost of approximately $1,300,000 including land purchase costs. This transaction is expected to be completed in the near future.

      On December 23, 1998, the Company purchased all outstanding capital stock of 814 Jamaica Avenue, Inc. ("Jamaica") from its sole shareholder who was unrelated to the Company for approximately $744,000. Jamaica was the owner of land and building on Jamaica Avenue, Brooklyn, New York on which the Company intends to open a new Junior's at an estimated cost of $2,100,000 including the purchase of capital stock of Jamaica.

      On January 29, 1999, the Company purchased a parcel of vacant land located on Wyckoff Avenue, Queens, New York from an unrelated party for approximately $259,000 on which the Company intends to open a Junior's outlet-type store at a total cost of approximately $1,300,000 including the land purchase price.

      The cost of opening a new supermarket is dependent upon the size of the supermarket and the amount of building renovations necessary to convert the property into a supermarket. Other factors involved are the amount of equipment to be installed along with the number of product departments in the store. There can be no assurance that the Company can implement this strategy in a timely manner or at the costs stated above or that such strategy, when implemented, will be successful. The Company's growth and expansion program is susceptible to the hazards inherent in building and construction, including delays, cost overruns and zoning issues. While in the past such issues have not materially affected the Company's growth and expansion program, there can be no assurance that in the future such issues will not delay the implementation of this program or have a material effect on this program and the Company.

Year 2000 Issues

      The Company is executing a plan to ensure that the Company's computer systems and software applications will properly function beyond 1999. This plan involves identifying year 2000 issues, assigning priorities to items identified and correcting or replacing material items that are not year 2000 compliant. The plan also considers year 2000 vulnerability with respect to the Company's major suppliers and third party service providers.

      The Company is utilizing both internal and external resources to address year 2000 issues. Costs associated with year 2000 computer system modifications are currently estimated to be approximately $300,000. Included in these costs are $150,000 for certain front-end cash register systems whose upgrade was previously identified for non-year 2000 operational enhancements.

      The Company has already installed year 2000 program code on all of its financial, merchandise and distribution computer software systems. Effective with the first payroll week of 1999, the Company was operating on year 2000 compliant software provided by its third party payroll service company. Finally, the Company has received and completed the testing of the front-end register system enhancements previously discussed and expects to complete Company wide implementation of this software before the end of the second quarter of 1999.

      As part of the Company's goal to achieve year 2000 compliance, it is seeking representations and/or warranties from suppliers, vendors and business partners about their year 2000 compliance. No assurances can be given that the Company will be able to identify and address all year 2000 issues due to their complexity and the Company's dependence on representations and preparedness of third parties with whom the Company does business. Although the Company believes that its efforts and plans will address year 2000 issues that are within the Company's reasonable control, there can be no assurance that year 2000 issues will not have a material adverse effect on the Company's business or results of operations.

RESULTS OF OPERATIONS

1998 Compared to 1997

      For 1998, the Company achieved net income of $3,352,000, or $.61 per share, on net sales of $298,990,000 as compared to 1997 net income of $3,203,000, or $.58 per share, on net sales of $317,079,000.

      The 5.7% decrease in net sales in 1998 compared to 1997 resulted from: (i) a decline in retail and wholesale net sales as a result of lower food stamp redemptions, which the Company believes resulted from modifications made by the USDA to food stamp eligibility requirements; (ii) a decline of 34.8% in wholesale net sales as a result of a more restrictive credit policy adopted by the Company; (iii) low food price inflation; and (iv) increased competition. The decrease was partially offset by the sales of the two supermarkets and two outlet-type stores that opened in 1998. The retail segment provided 81.5% of total net sales in 1998, as compared with 73.3% of total net sales in 1997.

      Gross profits, as a percentage of net sales, for 1998 and 1997 were 26.8% and 25.0%, respectively. The increase in the gross profit percentage for 1998 resulted primarily from the increased ratio of retail to wholesale sales in 1998 as compared with 1997. For the years 1998 and 1997, the retail segment contributed 94.0% and 90.9% of the gross profit, respectively.

      Selling, general and administrative expenses expressed as a percentage of sales increased to 25.3% in 1998 from 23.5% in 1997 primarily as a result of:
(i) the inclusion of the costs in 1998 of the two supermarkets and two outlet-type stores that opened in 1998; (ii) certain occupancy costs, such as utilities, rent and depreciation, which do not vary directly with sales declines, thereby increasing the expense ratio; and (iii) the large decrease in wholesale sales which generally have much lower related selling, general and administrative costs.

      Income from operations decreased 3.9% to $4,549,000 in 1998 from $4,732,000 in 1997. This decrease was principally the result of: (i) decreased sales partially offset by an increase in the gross profit percentage; and (ii) higher selling, general and administrative expenses.

Income Taxes

      The effective tax rate of the Company decreased to 37.4% for 1998 from 40.0% for 1997 as a result of the utilization of low income housing tax credits and lower state and local income taxes resulting from investment tax credits.

      The Company's investment in low income housing credits reduced the Company's effective tax rate approximately 3.6% in 1998 and 4.3% in 1997. In addition to the low income housing credits, the Company participated in the federally sponsored Work Opportunity Tax Credit ("WOTC") program which helped to reduce the 1998 and 1997 effective tax rates by 0.9% and 1.3%, respectively.

Retail Segment

      Net sales in the retail segment increased 4.9% in 1998 compared to 1997 as a result of the sales generated by the two supermarkets and two outlet-type stores opened in 1998, but was partially offset by a decline in food stamp redemptions which the Company believes resulted from modifications by the USDA to food stamp eligibility requirements. Same store sales declined 0.52% in 1998 compared to 1997 due to decreased food stamp redemptions.

      Retail gross profits as a percentage of sales were 30.9% and 31.0% in 1998 and 1997, respectively. Retail income from operations decreased 8.8% to $4,310,000 in 1998 from $4,727,000 in 1997 principally as a result of the costs associated with opening the two new supermarkets in 1998.

Wholesale Segment

      Wholesale net sales decreased 34.8% to $55,178,000 in 1998 from $84,679,000 in 1997. This decrease in wholesale net sales resulted primarily from: (i) an adjustment of the Company's credit policy to sell only to customers who have the requisite credit worthiness; (ii) low food price inflation; and
(iii) reduced food stamp redemptions at wholesale customers of the Company. Wholesale gross profits as a percentage of sales for 1998 and 1997 were 8.8% and 8.6%, respectively. Wholesale income from operations increased to $239,000 in 1998 from $5,000 in 1997 due principally to better management of accounts receivable.

1997 Compared to 1996

      For 1997, the Company achieved net income of $3,203,000, or $.58 per share, on net sales of $3l7,079,000 as compared to 1996 net income of $5,989,000, or $1.09 per share, on net sales of $340,873,000.

      The 7.0% decrease in net sales in 1997 compared to 1996 resulted from: (i) 1996 being a 53-week fiscal year, whereas 1997 was a 52-week fiscal year; (ii) a decline in retail and wholesale net sales as a result of lower food stamp redemptions, which the Company believes resulted from modifications made by the USDA to food stamp eligibility requirements; (iii) a decline of 16.3% in wholesale net sales as a result of a more restrictive credit policy adopted by the Company; (iv) low food price inflation; and (v) increased competition. These decreases were partially offset by the full year's sales in 1997 of the two stores that opened in 1996. The retail segment provided 73.3% of total net sales in 1997, as compared with 70.3% of total net sales in 1996.

      Gross profits, as a percentage of net sales, for 1997 and 1996 were 25.0% and 24.2%, respectively. The increase in the gross profit percentage for 1996 resulted primarily from the increased ratio of retail to wholesale sales in 1997 as compared with 1996. For the years 1997 and 1996, the retail segment contributed 90.9% and 89.0% of the gross profit, respectively.

      Selling, general and administrative expenses expressed as a percentage of sales increased to 23.5% in 1997 from 21.3% in 1996 primarily as a result of:
(i) the inclusion of the full year's cost in 1997 of the two stores that opened in 1996; (ii) certain occupancy costs, such as utilities, rent and depreciation which do not vary directly with sales declines thereby increasing the expense ratio; and (iii) wage and related benefit costs which were unfavorably impacted by increases in the federal minimum wage.

      Income from operations decreased 51.3% to $4,732,000 in 1997 from $9,717,000 in 1996. This decrease was principally the result of: (i) decreased sales partially offset by an increase in the gross profit percentage; and (ii) higher selling, general and administrative expenses.

Income Taxes

      The effective tax rate of the Company decreased to 40.0% for 1997 from 43.3% for 1996 as a result of the utilization of low income housing tax credits and lower state and local income taxes resulting from investment tax credits.

      The Company's investment in low income housing credits reduced the Company's effective tax rate approximately 4.3% in 1997 and 2.1% in 1996. In addition to the low income housing credits, the Company participated in the federally sponsored Work Opportunity Tax Credit ("WOTC") program which helped to reduce the 1997 tax rate by 1.3%.

Retail Segment

      Net sales in the retail segment decreased 3.0% in 1997 compared to 1996 as a result of: (i) 1996 being a 53-week fiscal year, whereas 1997 was a 52-week fiscal year; (ii) a decline in food stamp redemptions, which the Company believes resulted from modifications made by the USDA to food stamp eligibility requirements; (iii) low food price inflation; and (iv) increased competition. These declines were partly offset by the inclusion in 1997 net sales of full year net sales for the two supermarkets opened by the Company in 1996. Same store sales decreased 4.0% in 1997 as compared to 1996 due to 1997 being a shorter fiscal year and decreased food stamp redemptions.

      Retail gross profits as a percentage of sales increased to 31.0% in 1997 from 30.6% in 1996, principally as a result of the increased ratio of retail to wholesale sales, as well as the capital expansion program, which increased the selling square footage dedicated to the higher gross profit dairy, frozen and bakery merchandise categories. Retail income from operations decreased 46.2% to $4,727,000 in 1997 from $8,793,000 in 1996. This decrease was principally the result of: (i) decreased net sales; and (ii) higher selling, general and administrative expenses.

Wholesale Segment

      Wholesale net sales decreased 16.3% to $84,679,000 in 1997 from $101,162,000 in 1996. This decrease in wholesale net sales resulted primarily from: (i) an adjustment of the Company's credit policy to sell only to customers who have the requisite credit worthiness; (ii) low food price inflation; and
(iii) reduced food stamp redemptions at wholesale customers of the Company. Wholesale gross profit for 1997 and 1996 was 8.6% and 8.9%, respectively. Wholesale income from operations decreased 99.5% to $5,000 in 1997 as compared with $924,000 in 1996 due principally to increased write-offs of uncollectible receivables.

      Wholesale gross profits as a percentage of sales decreased to 8.6% in 1997 from 8.9% in 1996, principally as a result of: (i) higher purchase costs; and
(ii) increased competition.

Recent Accounting Standards

      In 1997, the Financial Account Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 established standards for reporting and display of comprehensive income and its components within financial statements. Comprehensive income consists of all changes in equity during a period except those resulting from investments by and distributions to owners. SFAS No. 130 also requires that all components of comprehensive income be disclosed in a separate financial statement or on the face of the income statement. This statement was effective for the Company beginning in 1998 and required re-classification of prior period information for comparative purposes.

      In 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 replaced the products and services approach of SFAS No. 14's to reporting business segments with the management approach. Under the provision of SFAS No. 131, business segments are based on the way that the chief operating decision maker organizes the segments within the enterprises, for deciding how to allocate resources and in assessing performance. SFAS No. 131 was effective for the Company in 1998, and segment information that is reported with corresponding information for the initial year must be re-stated unless it is impractical to do so.

      In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers" Disclosures about Pensions and Other Post-retirement Benefits" ("SFAS No. 132"), an amendment of FASB Statements No. 87, 88 and 106. SFAS No. 132 revises employers' disclosure about pension and other post-retirement benefit plans. SFAS No. 132 was effective for the Company in 1998.

      The adoption of these statements did not have a material effect on the consolidated financial statements of the Company.

Liquidity and Capital Resources

      Net cash flow from operations was $11,725,000 for 1998. The Company had capital expenditures of $11,675,000 for 1998 primarily relating to: (i) the acquisition of the Empire Boulevard property; (ii) equipment purchases and improvements at the two supermarkets and two outlet-type stores opened in 1998;
(iii) the four real estate parcels acquired in December 1998 on which the Company intends to open one supermarket and three outlet-type stores; and (iv) miscellaneous equipment purchases and leasehold improvements at its other existing store locations. The Company also repaid long term debt of $2,704,000 in 1998. As of January 1, 1999, the Company had $12,086,000 in cash and cash equivalents available for acquisitions and expansion.

      These additions and improvements were funded by: (i) cash flow from operations; (ii) the takedown of $913,000 and $1,262,000 on June 30, 1998 and December 31, 1998 at 7.28% and 6.44% per annum payable in monthly installments of $13,664 and $18,293 respectively under a sale/leaseback arrangement with General Electric Capital Corporation; (iii) $2,055,263 borrowed from Hyson Joint Venture, the prior Empire Boulevard landlord, at 6.25% per annum payable in monthly installments of $17,622 commencing June 1, 1998 through June 1, 2013;
(iv) $1,700,000 borrowed for the Prospect Avenue location from North Fork Bank at its prime rate payable in interest only installments from January 4, 1999 to December 4, 2001, at which time the entire principal balance is due and payable;
(v) $512,000 borrowed for the Frederick Douglas Boulevard location from North Fork Bank at 6.89% interest per annum payable in monthly installments of $5,942 commencing February 1, 1999 through January 1, 2009; and (vi) $566,400 borrowed for the Jamaica Avenue location at 6.85% interest per annum from North Fork Bank payable in monthly installments of $6,562 commencing February 1, 1999 through January 1, 2009.

      The Company has available a $3,000,000 working capital line of credit from North Fork Bank expiring on June 30, 1999, which the Company expects will be renewed for another year on similar terms. At January 1, 1999, the entire balance was available for use by the Company. The Company also has several financial institutions that it believes would be willing to finance new store equipment, usually over a five to ten year period.

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

      In 1999, the Company intends to commence the construction of one Western Beef supermarket and four Junior's outlet-type stores. The Company expects the aggregate 1999 capital commitments for these projects to be approximately $11,600,000. See "Overview" for a description of the factors that may affect the costs of opening a new supermarket and the risks inherent in the Company's growth and expansion plan.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company due to adverse changes in financial rates. The Company may be exposed to market risk in the area of interest rates; however, the Company borrows at fixed rates of interest and the Company's management does not believe that there is a significant market risk to interest rate changes at the present time. The Company does not currently maintain any interest rate hedging arrangements due to the reasonable risk that near-term interest rates will not rise significantly. The Company is continuously evaluating this risk and will implement interest rate hedging arrangements when deemed appropriate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Western Beef, Inc.
and Subsidiaries

Consolidated Financial Statements
Years Ended January 1, 1999,
January 2, 1998 and January 3, 1997

                       Western Beef Inc. and Subsidiaries

                                    Contents

Reports of Independent Accountants                                        F-1-2
Consolidated Balance Sheets                                               F-3
Consolidated Statements of Income                                         F-4
Consolidated Statements of Stockholders' Equity                           F-5
Consolidated Statements of Cash Flows                                     F-6
Notes to Consolidated Financial Statements                                F-7-21
Report of Independent Accountants on Consolidated
      Financial Statement Schedule                                        F-22
Schedule II-- Valuation and Qualifying Accounts                           F-23

                        Report of Independent Accountants

To the Board of Directors and
Stockholders of Western Beef, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Western Beef, Inc. and Subsidiaries at January 1, 1999 and January 2, 1998 and the results of their operations and their cash flows for each of the fifty-two week periods then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

New York, New York
March 5, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Directors
  of Western Beef, Inc.

We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows of Western Beef, Inc. for the year ended January 3, 1997. We have also audited the schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and schedule are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Western Beef, Inc. for the year ended January 3, 1997, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein for the year ended January 3, 1997.


/s/ BDO Seidman, LLP

BDO Seidman, LLP
New York, New York
March 5, 1997

Western Beef, Inc. and Subsidiaries

Consolidated Balance Sheets
(In Thousands, Except Par Value)
--------------------------------------------------------------------------------

                                                          January 1,  January 2,
                                                             1999        1998

Assets

Current:
   Cash and cash equivalents                               $ 12,086    $  7,527
   Accounts receivable, net of allowance for
     doubtful accounts of $522 and $552                       5,632       6,275
   Inventories                                               15,290      14,113
   Deferred income taxes                                      1,550       1,235
   Prepaid expenses and other current assets                  2,133       2,933
                                                           --------    --------
       Total current assets                                  36,691      32,083

Property, plant and equipment, net                           47,373      41,918
Other assets                                                  2,293       2,253
                                                           --------    --------
       Total assets                                        $ 86,357    $ 76,254
                                                           ========    ========

Liabilities and Stockholders' Equity

Current:
   Current portion of long-term debt                       $  1,681    $  1,571
   Current portion of obligations under capital leases          690       1,090
   Accounts payable                                          10,564       8,903
   Accounts payable-related party                             3,765       1,997
   Accrued expenses and other current liabilities             5,610       4,834
                                                           --------    --------

       Total current liabilities                             22,310      18,395

Long-term debt, net of current portion                        8,819       5,707
Obligations under capital leases, net of current portion      2,438       3,130
Deferred income taxes liability                               2,497       2,059
Other non-current liabilities                                 1,760       1,834
                                                           --------    --------
       Total liabilities                                     37,824      31,125
                                                           --------    --------

Commitments and contingencies (Note 7)

Stockholders' equity:
   Preferred stock, $.05 par value - 2,000 shares
      authorized; none issued
   Common stock, $.05 par value - 15,000 shares
      authorized; 5,475 and 5,466 shares,
      respectively, issued and outstanding                      274         273
   Capital in excess of par value                            11,407      11,390
   Retained earnings                                         36,915      33,563
   Deferred compensation                                        (63)        (97)
                                                           --------    --------
       Total stockholders' equity                            48,533      45,129
                                                           --------    --------
       Total liabilities and stockholders' equity          $ 86,357    $ 76,254
                                                           ========    ========

   The accompanying notes are an integral part of these financial statements.

Western Beef, Inc. and Subsidiaries

Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------

                                                    1998       1997       1996

Net sales                                         $298,990   $317,079   $340,873
Cost of sales                                      218,865    237,808    258,402
                                                  --------   --------   --------
   Gross profit                                     80,125     79,271     82,471

Selling, general and administrative expenses        75,576     74,539     72,754
                                                  --------   --------   --------

   Income from operations                            4,549      4,732      9,717

Other income, net                                      814        603        837
                                                  --------   --------   --------

   Income before provision for income taxes          5,363      5,335     10,554

Provision for income taxes                           2,011      2,132      4,565
                                                  --------   --------   --------

   Net income                                     $  3,352   $  3,203   $  5,989
                                                  ========   ========   ========

Net income per share of common stock:

   Basic                                          $    .61   $    .59   $   1.10
                                                  ========   ========   ========

   Diluted                                        $    .61   $    .58   $   1.09
                                                  ========   ========   ========

Weighted average shares outstanding:

   Basic                                             5,473      5,465      5,463
                                                  ========   ========   ========

   Diluted                                           5,507      5,503      5,497
                                                  ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

Western Beef, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity
(In Thousands)
--------------------------------------------------------------------------------

                                     Common Stock      Capital in
                                ---------------------  Excess of    Retained    Deferred
                                 Shares    Par Value   Par Value    Earnings  Compensation
                                ---------  ----------  -----------  --------  ------------
Balance, December 29, 1995        5,463     $   273     $11,379     $24,371     $  (164)

Net income for 1996                  --          --          --       5,989          --

Amortization of deferred
  compensation                       --          --          --          --          34
                                -------     -------     -------     -------     -------

Balance, January 3, 1997          5,463         273      11,379      30,360        (130)

Net income for 1997                  --          --          --       3,203          --

Amortization of deferred
  compensation                       --          --          --          --          33

Stock options exercised               3          --          11          --          --
                                -------     -------     -------     -------     -------

Balance, January 2, 1998          5,466         273      11,390      33,563         (97)
                                -------     -------     -------     -------     -------

Net income for 1998                  --          --          --       3,352          --

Amortization of deferred
  compensation                       --          --          --          --          34

Stock options exercised               9           1          17          --          --
                                -------     -------     -------     -------     -------

Balance, January 1, 1999          5,475     $   274     $11,407     $36,915     $   (63)
                                =======     =======     =======     =======     =======

   The accompanying notes are an integral part of these financial statements.

Western Beef, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(In Thousands)
--------------------------------------------------------------------------------

                                                           1998        1997        1996
Cash flows from operating activities:
  Net income                                             $  3,352    $  3,203    $  5,989
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                          4,170       4,172       3,395
     Provision for losses on accounts receivable              348         955         611
     Deferred income taxes                                    123         593        (316)
     Gain on disposal of property, plant and equipment       (139)        (80)        (20)
     (Increase) decrease in assets:
        Accounts receivable                                   295       1,204        (291)
        Inventories                                        (1,177)      3,555      (1,709)
        Prepaid expenses and other current assets             800      (1,472)        559
        Other assets                                          (40)       (140)        (59)
     (Decrease) increase in liabilities:
        Accounts payable                                    3,429        (514)     (1,720)
        Accrued expenses and other current liabilities        638         114       1,530
        Non-current liabilities                               (74)        456       1,142
                                                         --------    --------    --------

        Net cash provided by operating activities          11,725      12,046       9,111
                                                         --------    --------    --------

Cash flows from investing activities:
  Capital expenditures                                    (11,675)     (7,322)    (13,121)
                                                         --------    --------    --------

        Net cash used in investing activities             (11,675)     (7,322)    (13,121)
                                                         --------    --------    --------

Cash flows from financing activities:
  Proceeds from sale of property, plant and equipment       2,361       2,517         112
  Proceeds on issuance of long-term debt                    4,834         647       6,377
  Payments on long-term debt                               (2,704)     (3,006)     (2,276)
  Issuance of common stock                                     18          11          --
                                                         --------    --------    --------

        Net cash provided by financing activities           4,509         169       4,213
                                                         --------    --------    --------

Net increase in cash and cash equivalents                   4,559       4,893         203

Cash and cash equivalents, beginning of year                7,527       2,634       2,431
                                                         --------    --------    --------

Cash and cash equivalents, end of year                   $ 12,086    $  7,527    $  2,634
                                                         ========    ========    ========

Cash paid during the year for:
  Interest                                               $    985    $  1,086    $  1,071
  Income taxes                                           $  1,509    $  2,569    $  4,442

   The accompanying notes are an integral part of these financial statements.

Western Beef, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.    Summary of Significant Accounting Policies

      Description of Business

      Western Beef, Inc. and Subsidiaries, all of which are wholly-owned, (the "Company") operate high-volume, warehouse-type, retail food stores and a wholesale meat and poultry business. During 1998, the Company operated twenty three retail food stores. During 1997 and 1996, the Company operated nineteen retail stores. The Company also sells poultry, beef, pork and provisions through its wholesale operations to supermarket chains, retailers and other distributors. The retail stores serve the New York/New Jersey metropolitan area and the wholesale business operates principally in the New York, New Jersey and Eastern Pennsylvania markets.

      Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      Fiscal Year

      The Company uses a 52-53 week fiscal year. The fiscal years ended January 1, 1999, January 2, 1998 and January 3, 1997 are referred to as 1998, 1997 and 1996, respectively, throughout these financial statements. Fiscal years 1998 and 1997 include 52 weeks and fiscal year 1996 includes 53 weeks.

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

      Estimated Fair Value of Financial Instruments

      Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), "Disclosure about Fair Value of Financial Instruments", requires disclosures of fair value information about financial instruments for which it is practicable to estimate the value, whether or not recognized on the balance sheet. The fair values of accounts receivable, accounts payable, accrued expenses and long-term debt approximate their carrying values.

      Income Taxes

      Deferred income taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred income taxes represent the future tax return consequences of those differences which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Western Beef, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

      Other Assets

      Included in other assets are investments in two limited liability partnerships and the net cash surrender value of life insurance policies. The investments in limited liability partnerships of approximately $821,000 and $901,000 at January 1, 1999 and January 2, 1998,
      respectively, were made by the Company during 1995. These investments have generated low income housing tax credits to be used to offset future federal income taxes. In accordance with Emerging Issues Task Force Issue No. 94-1, "Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects", these investments are accounted for under the effective yield method. The credits are guaranteed by an indemnification agreement in the partnership contract.

      Life insurance policies insure principally the officers of the Company. At January 1, 1999 and January 2, 1998, the value of these policies totaled $1,044,000 and $905,000, net of outstanding loans of $405,000 and $425,000, respectively.

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

      Reclassifications

      Certain reclassifications have been made to the prior year amounts to conform to the fiscal 1998 presentation.

Western Beef, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

2.    Property, Plant and Equipment

      Property, plant and equipment consist of the following (in thousands):

                                                      Depreciable
                                                          life       January 1,    January 2,
                                                        in years        1999          1998

      Land                                                            $ 5,740       $ 3,373
      Buildings                                         35 to 39        9,922         6,003
      Improvements                                      10 to 30       31,859        30,241
      Machinery and equipment                            6 to 30       20,995        19,594
      Furniture and fixtures                             5 to 7         2,935         2,814
      Transportation equipment                             5              189           189
                                                                      -------       -------
                                                                       71,640        62,214

      Less: Accumulated Depreciation and Amortization                  24,267        20,296
                                                                      -------       -------

                                                                      $47,373       $41,918
                                                                      =======       =======

Included in land, buildings and machinery and equipment is property under capital leases totaling $650,000, $1,950,000 and $3,328,000, respectively, at January 1, 1999 and $650,000, $1,950,000 and $7,341,000, respectively, at
January 2, 1998.

Western Beef, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

3.    Debt

      Installment Notes

                                                                  January 1,     January 2,
                                                                     1999           1998
      Long-term debt consists of the following (in thousands):

      Installment notes payable in monthly installments
        of $127 including interest, at rates ranging from
        7.55% to 10%, expiring at various dates through 2001
        and collateralized by certain accounts receivable,
        inventory and equipment.                                    $ 2,065        $ 3,407

      Installment notes payable in monthly installments
        of $77 including interest, at rates ranging from
        6.25% to 9.38%, expiring at various date through
        2013 and collateralized by land and buildings.                6,575          3,711

      Mortgage note payable with a lump sum principal payment
        due in December 2001, monthly interest payments at the
        Bank's prime rate (7.75% at 1/1/99) and collateralized by
        certain land and building.                                    1,700             --

      Installment note payable in annual principal payments
        of $16, plus interest at 8%; payments commence in 2001
        through 2010.                                                   160            160
                                                                    -------        -------

                                                                     10,500          7,278

      Less: Current maturities                                        1,681          1,571
                                                                    -------        -------

                                                                    $ 8,819        $ 5,707
                                                                    =======        =======

      As of January 1, 1999, debt matures as follows (in thousands):

      1999                                                              $ 1,681
      2000                                                                1,099
      2001                                                                2,267
      2002                                                                  396
      2003                                                                  342
      Thereafter                                                          4,715
                                                                        -------

                                                                        $10,500
                                                                        =======

     At January 1, 1999, land, property and equipment with a net book value of $11,612,000 was pledged as collateral for the debt.

Western Beef, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

      For fiscal years 1998, 1997 and 1996, interest expense (net of interest income of $295,000, $106,000 and $164,000, respectively) was $690,000,
      $965,000 and $907,000, respectively.

      Bank Facility

      During 1998, the Company renewed its agreement for a credit facility that permits borrowings of up to $3,000,000, expiring June 30, 1999. The facility is available for working capital purposes and is secured by all monies possessed by the bank that are at any time credited by or due from the bank to the Company. Borrowings under the facility bear interest at the bank's prime rate of 7.75% at January 1, 1999. The facility provides for an additional fee payable (at the bank's prime rate plus 4%) if and to the extent that the aggregate average monthly balance in non-interest bearing deposit accounts is less than $1,000,000. During 1998, the Company had no borrowings under this facility.

      Capital Lease Obligations

      The Company utilizes certain land, buildings and equipment in its operations pursuant to lease agreements which are accounted for as capital leases. Future minimum lease payments under capital lease obligations, together with the present value of the net minimum lease payments at January 1, 1999, were as follows (in thousands):

      Fiscal Year

      1999                                                          $  932
      2000                                                             932
      2001                                                             932
      2002                                                             553
      2003                                                             251
      Thereafter                                                       167
                                                                    ------

                                                                     3,767

      Less: Amounts representing interest                              639
                                                                    ------

      Present value of net minimum lease payments                    3,128

      Less: Current portion                                            690
                                                                    ------

                                                                    $2,438
                                                                    ======

Western Beef, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

4.    Income Taxes

      The provision for income taxes consists of the following (in thousands):

                                          1998         1997         1996

      Federal:
        Current                         $ 1,556      $   704      $ 2,744
        Deferred                             91          467         (183)
                                        -------      -------      -------
                                          1,647        1,171        2,561
                                        -------      -------      -------

      State and local:
        Current                             330          837        2,137
        Deferred                             34          124         (133)
                                        -------      -------      -------
                                            364          961        2,004
                                        -------      -------      -------
                                        $ 2,011      $ 2,132      $ 4,565
                                        =======      =======      =======

      The deferred income tax provision (benefit) results primarily from the annual change in temporary differences between the basis of assets and liabilities for financial reporting purposes and such amounts as measured by income tax laws.

      A reconciliation of income taxes at the 34% federal statutory income tax rate for 1998, 1997 and 1996 to income taxes as reported is as follows:

                                                       1998      1997      1996

      Statutory federal income tax rate                34.0%     34.0%     34.0%
      State and local income taxes, net of federal
        income tax benefit                              7.9      12.2      12.1
      Low income housing tax credits                   (3.6)     (4.3)     (2.1)
      Work opportunity tax credit                      (0.9)     (1.3)       --
      Other                                              --       (.6)      (.7)
                                                       ----      ----      ----

      Effective income tax rate                        37.4%     40.0%     43.3%
                                                       ====      ====      ====

      The Company has qualified low income housing tax credits of $1,269,000 which are available to reduce future regular federal income taxes.

Western Beef, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      The components of net deferred tax assets (liabilities) are as follows (dollars in thousands):

                                                      January 1,   January 2,
                                                         1999         1998

      Deferred tax assets:
        Capitalized costs for income tax purposes      $   788      $   877
        Accounts receivable allowance                      230          280
        Lease obligations                                  532           78
                                                       -------      -------

          Deferred income taxes included
            in current assets                          $ 1,550      $ 1,235
                                                       =======      =======

      Deferred tax liabilities:
        Depreciation and amortization                   (2,497)      (2,059)
                                                       -------      -------

          Deferred income taxes included
            in non-current liabilities                 $(2,497)     $(2,059)
                                                       =======      =======

Western Beef, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

5. Reconciliation of Basic and Diluted Net Income per Share (in thousands, except per share amounts)

                                                         Weighted
                                                          Average
                                              Net          Shares     Per Share
                                             Income     Outstanding    Amounts

      1998
      Basic net income per share             $3,352        5,473       $   .61
      Effect of dilutive securities:
        Stock options                            --           34            --
                                             ------        -----       -------

      Diluted net income per share           $3,352        5,507       $   .61
                                             ======        =====       =======

      1997
      Basic net income per share             $3,203        5,465       $   .59
      Effect of dilutive securities:
        Stock options                            --           38          (.01)
                                             ------        -----       -------

      Diluted net income per share           $3,203        5,503       $   .58
                                             ======        =====       =======

      1996
      Basic net income per share             $5,989        5,463       $  1.10
      Effect of dilutive securities:
        Stock options                            --           34          (.01)
                                             ------        -----       -------

      Diluted net income per share           $5,989        5,497       $  1.09
                                             ======        =====       =======

      A total of 63,400, 27,700 and 15,000 options were not included in the 1998, 1997 and 1996, respectively, effect of diluted securities due to the anti-dilutive nature of the options.

6.    Stock Options

      At January 1, 1999, the Company has two stock option plans which are described below. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the plans. Under APB Opinion No. 25, when the exercise price of the stock option equals the market price of the underlying stock on the date of grant, no compensation cost is recognized. Options granted during 1998, 1997 and 1996 were issued at the fair market value on the date of grant.

      Pursuant to the 1995 Stock Option Plan (the "Plan"), options to purchase an aggregate of not more than 1,300,000 shares of common stock may be granted from time to time to key employees, officers, directors, advisors and independent consultants to the Company or to any of its subsidiaries. The total number of shares of common stock for which options may be granted under the Plan shall

Western Beef, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      not exceed 2% cumulatively of the number of shares issued as of January 1 of each year. The Plan is administered by a committee of the Board of Directors. The per share exercise price for incentive stock options ("ISO's") will not be less than 100% of the fair market value of a share of common stock on the date the option is granted (ISO's may not be granted if the optionee owns more than 10% of the Company's common stock) and nonqualified stock options will not be less than 25% of the fair market value on the date the option is granted. Options may be granted for a term, to be determined by the committee, of not more than ten years from the date of grant.

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

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company, if material, to provide pro forma information regarding net income and net income per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The compensation costs associated with the Company's stock option plan determined in accordance with SFAS No. 123 would have been $55,000, $77,000 and $70,000 for 1998, 1997 and 1996, respectively.

      The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1998, 1997 and 1996: dividend yield of 0; expected volatility of 44% and expected life of 5 years. The weighted average risk free interest rate for 1998, 1997 and 1996 was 5.4%, 6.5% and 6.5%, respectively. The weighted average fair values of options granted during 1998, 1997 and 1996, for which the exercise price equaled the market price on the grant dates, were $3.81, $4.12 and $3.34 per option, respectively.

Western Beef, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      The following table contains information regarding options under both plans:

                                                      Exercise       Weighted
                                                    Price Range      Average
                                       Options       Per Share    Exercise Price

      Outstanding, December 29, 1995    81,949    $1.50 to $6.00     $  3.93
      Granted during 1996               15,000        $ 9.31            9.31
      Canceled during 1996              (7,000)   $5.88 to $6.00        5.91
                                      --------

      Outstanding, January 3, 1997      89,949    $1.50 to $9.31        4.67

      Granted during 1997               32,300        $11.50           11.50
      Exercised during 1997             (2,833)   $1.50 to $6.00        3.88
      Canceled during 1997             (16,600)   $6.00 to $11.50       8.52
                                      --------

      Outstanding, January 2, 1998     102,816    $1.50 to $11.50       6.22

      Granted during 1998               29,550         $8.25            8.25
      Exercised during 1998             (9,003)   $l.50 to $6.00        2.00
      Canceled during 1998              (5,600)   $6.00 to $11.50       9.39
                                      --------

      Outstanding, January 1, 1999     117,763    $1.50 to $11.50       6.88
                                      ========

      As of January 1, 1999, approximately 51,000 of the options granted were exercisable and approximately 440,000 options were available for future grants.

7.    Commitments and Contingencies

      Operating Leases

      The Company has commitments for various noncancellable operating leases which expire at various dates through January 2017. Certain of the leases are with related parties (see Note 9). Many of the leases have renewal options and most contain provisions for passing through incremental costs. Future minimum rental payments required under noncancellable operating leases at January 1, 1999 are as follows (in thousands):

Western Beef, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      Fiscal Year

      1999                                                            $  5,989
      2000                                                               5,186
      2001                                                               4,576
      2002                                                               3,502
      2003                                                               3,203
      Thereafter                                                        13,873
                                                                      --------

      Total future minimum rentals                                    $ 36,329
                                                                      ========

      For fiscal years 1998, 1997, 1996, rent expense was $6,057,000, $5,225,000 and $4,838,000, respectively.

      The Company has entered into sublease agreements for certain space located within its various retail facilities. For fiscal years 1998, 1997 and 1996, rental income from subleases was $1,120,000, $997,000 and $906,000,`
      respectively. The Company retains the right to sublease the additional unoccupied space. The subleases currently in effect provide for future rental income as follows (in thousands):

      Fiscal Year

      1999                                                            $  1,172
      2000                                                               1,053
      2001                                                                 979
      2002                                                                 861
      2003                                                                 613
      Thereafter                                                         1,332
                                                                      --------

                                                                      $  6,010
                                                                      ========

      Litigation

      The Company is engaged in various outstanding litigation matters which arose in the ordinary course of business. In the opinion of management, the outcome of such matters will not have a material adverse effect on the Company's financial position or operating results.

      Standby Letter of Credit

      The Company has outstanding letters of credit totaling $4,350,000 to collateralize incurred but unpaid insurance claims.

8.    Profit Sharing Plans

      In 1998, the Company consolidated their profit sharing and 401(k) plans. The plan allows for salary deferral arrangements under the provisions of
      Section 401(k) of the Internal Revenue Code. The Company's funding requirements for the plan are nonobligatory; however, for fiscal years 1998,

Western Beef, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      1997 and 1996, the profit sharing plan expense was $779,000, $750,000 and $625,000, respectively.

9.    Related Party Transactions

      The Company leases land, various retail food stores and warehouse storage and office space from affiliates of the principal stockholders under various leases which expire through January 2017. For fiscal years 1998, 1997 and 1996, rent expense relating to these leases was $3,004,000, $2,829,000 and $2,737,000, respectively (see Note 7). The Company made capital expenditures of approximately $436,000, $2,022,000 and $725,000 during 1998, 1997 and 1996, respectively, at leaseholds owned by affiliates of the principal stockholders.

      For fiscal years 1998, 1997 and 1996, the Company purchased various food products in the amounts of $46,287,000, $37,111,000 and $27,423,000, respectively, from a company in which an officer is also a director of the Company. As of January 1, 1999 and January 2, 1998, the Company had accounts payable of $3,765,000 and $1,997,000, respectively, due to such company.

      For fiscal years 1998, 1997 and 1996, the Company had sales to related parties of $561,000, $894,000 and $335,000, respectively.

      During 1998, the Company received an unsolicited proposal from Cactus Acquisition, Inc. ("Cactus") to acquire, for a price of $7.50 per share in cash, all of the outstanding capital stock of the Company not currently owned by Cactus and its affiliates. At January 1, 1999, Cactus and its affiliates owned approximately 72% of the outstanding shares of Western Beef common stock.

      In response to the Cactus offer, Western Beef's Board of Directors has appointed a Special Committee of the Board to determine the advisability and fairness of that offer to Western Beef's stockholders other than Cactus and its affiliates. The Special Committee will retain independent investment banking advisers and legal counsel to advise it on the fairness of the offer from the financial point of view of the stockholders of Western Beef other than Cactus and its affiliates.

Western Beef, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

10.   Segments of Business

      In 1998, the Company adopted Statement of Financial Accounting Standards No.131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise" ("SFAS No. 14"). One of the principal changes under SFAS No. 131 is the method for reporting segment information, referred to as the "management" approach, in contrast to the "industry segment" approach of SFAS No. 14. Under the management approach, operating segments and certain aspects of such, are identified based on the way that management evaluates the information for making operating decisions and assessing overall performance of the segments.

      The adoption of SFAS No. 131 did not affect the results of operations or financial position but did affect the disclosure of segment information required to be presented. All prior period information has been restated to conform to the required disclosures.

      The Company operates in two industry segments. The wholesale segment primarily sells poultry, beef, pork and provisions to retailers, restaurants and institutions. The retail segment sells various meat and grocery items to the general public.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment sales prices are market based. Corporate overhead costs are allocated to each of its operating segments based on overall sales. The Company evaluates the performance of its segments based on operating earnings before taxes of the respective business units.

Western Beef, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      The tables below present information about reported segments for fiscal years 1998, 1997 and 1996 (in thousands):

      1998                                  Retail      Wholesale     Totals
                                          ----------   ----------   ----------

      Net sales                             $243,812     $ 55,178     $298,990
      Intersegment sales                          --       55,546       55,546
      Interest expense                           838          147          985
      Interest income                            227           68          295
      Net interest expense                       611           79          690
      Depreciation and amortization            4,038          132        4,170
      Income from operations                   4,310          239        4,549
      Other significant non cash items:
         Bad debt expense                         --          352          352
      Identifiable assets                     72,642       13,715       86,357
      Capital expenditures                    11,359          298       11,657

      1997                                  Retail      Wholesale     Totals
                                          ----------   ----------   ----------

      Net sales                           $  232,400   $   84,679   $  317,079
      Intersegment sales                          --       53,931       53,931
      Interest expense                           923          148        1,071
      Interest income                             75           31          106
      Net interest expense                       848          117          965
      Depreciation and amortization            4,034          138        4,172
      Income from operations                   4,727            5        4,732
      Other significant non cash items:
         Bad debt expense                         --          955          955
      Identifiable assets                     63,738       12,516       76,254
      Capital expenditures                     7,085          237        7,322

      1996                                  Retail      Wholesale     Totals
                                          ----------   ----------   ----------

      Net sales                           $  239,711   $  101,162   $  340,873
      Intersegment sales                          --       60,775       60,775
      Interest expense                           909          162        1,071
      Interest income                            125           39          164
      Net interest expense                       784          123          907
      Depreciation and amortization            3,214          181        3,395
      Income from operations                   8,793          924        9,717
      Other significant non cash items:
         Bad debt expense                         --          611          611
      Identifiable assets                     60,475       14,024       74,499
      Capital expenditures                    12,933          188       13,121

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

                                                   1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
      Fiscal year ended January 1, 1999
      Sales                                         $ 70,061     $ 76,193     $ 75,031     $ 77,705
      Gross profit                                    19,005       20,323       20,320       20,477
      Net income                                         948          858          821          725
      Net income per share
        of common stock - basic                          .17          .16          .15          .13
                                                     ==============================================
      Fiscal year ended January 2, 1998
      Sales                                         $ 72,795     $ 81,881     $ 86,372     $ 76,031
      Gross profit                                    18,142       19,939       21,605       19,585
      Net income                                         813          779          867          744
      Net income per share
        of common stock - basic                          .15          .14          .16          .14
                                                     ==============================================

      Fiscal year ended January 3, 1997
      Sales                                         $ 79,349     $ 84,180     $ 85,167     $ 92,177
      Gross profit                                    19,589       20,014       20,680       22,188
      Net income                                       1,262        1,520        1,522        1,685
      Net income per share
        of common stock - basic                          .23          .28          .28          .31
                                                     ==============================================

                        REPORT OF INDEPENDENT ACCOUNTANTS
                  ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and
Stockholders of Western Beef, Inc.

Our audit of the consolidated financial statements referred to in our report dated March 5, 1999 appearing on page F-1 of this 1998 Annual Report on Form 10-K also included an audit of the financial statement schedule listed on page F-23 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statement.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

New York, New York
March 5, 1999

Western Beef, Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts
(In Thousands)
--------------------------------------------------------------------------------

                                                              Additions
                                                     --------------------------
                                      Balance at      Charged to                               Balance at
                                     Beginning of      Cost and       Charge to                 End of
                                         Year          Expenses    Other Accounts  Deductions    Year

Year ended January 1, 1999:
  Allowance for doubtful accounts       $ 552          $ 352            $--          $(382)       $ 522

Year ended January 2, 1998:
  Allowance for doubtful accounts       $ 386          $ 955            $--          $(789)       $ 552

Year ended January 3, 1997:
  Allowance for doubtful accounts       $ 326          $ 611            $--          $(551)       $ 386

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            NONE

                                    PART III

      All items under this section are incorporated by reference to the Company's proxy statement that will be filed no later than 120 days after January 1, 1999.

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

                  10.1  Agreement of Combination (2)

                  10.2  Agreement of Merger (1)

                  10.3  Certificate of Merger (1)

                  10.4 Master Lease Agreement dated December 29, 1997 between the Company and General Electric Capital Corporation (4)

                  10.5 $3,000,000 Line of Credit Agreement expiring June 30, 1999 between the Company and North Fork Bank in the form of a Promissory Note dated July 29, 1998 from the Company to North Fork Bank (5)

                  10.6 Lease Agreement dated November 1, 1991 between P.M.C. Supermarket, Inc. d/b/a Western Beef Forest Avenue Inc. and Forest Associates, an affiliate of the Principal Stockholders for the rental of the Company's Forest Avenue store. (4)

                  10.7 Store Lease dated February 6, 1990 between the Company and 130-35 Merrick Boulevard Associates, L.P., an affiliate of the Principal Stockholders, for the rental of the Company's Merrick Boulevard Store. (4)

                  10.8 Parking Lot Lease dated February 6, 1990 between the Company and CM Boulevard Associates, L.P., an affiliate of the Principal Stockholders, for the rental of the parking lot at the Company's Merrick Boulevard Store.
                        (4)

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

                  10.18 Indenture dated September 17, 1993 between Ranbar
                        Packing, Inc. and Astoria Federal Savings and Loan Association (4)

                  10.19 Note dated September 17, 1993 between Ranbar Packing,
                        Inc. and Astoria Federal Savings and Loan Association
                        (4)

                  10.20 Contract of Sale dated June 29, 1993 between Ranbar
                        Packing, Inc. and Astoria Federal Savings and Loan Association (4)

                  10.21 Mortgage agreement dated December 2, 1998 between
                        Western Beef Properties, Inc. and North Fork Bank pertaining to the purchase of the Prospect Avenue, Bronx, New York real estate.(5)

                  10.22 Bargain and sale deed dated May 5, 1998 from Hyson Joint
                        Venture to Western Beef Retail, Inc. for the sale of the land and a building currently occupied by the Company's Empire Boulevard store.(5)

                  10.23 Contract of Sale - Office, Commercial and multi-Family
                        Residential Premises dated July _______, 1998 between Western Beef Properties, Inc. and LOJO Realty, Inc. for the purchase of vacant land on Wyckoff Avenue, Queens, New York by Western Beef Properties, Inc. for $250,000.(5)

                  10.24 Mortgage agreement dated January 29, 1999 between
                        Western Beef Properties, Inc. and LOJO Realty, Inc. pertaining to the purchase of the Wyckoff Avenue, Queens, New York property.(5)

                  10.25 Mortgage Note dated December 17, 1998 between Western
                        Beef Properties, Inc. and North Fork Bank pertaining to the purchase of vacant land on Frederick Douglas Boulevard, Manhattan, New York.(5)

                  10.26 Indenture agreement dated December 17, 1998 between the
                        City of New York and Western Beef Properties, Inc. for the purchase of vacant land on Frederick Douglas Boulevard, Manhattan, New York.(5)

                  10.27 Acquisition agreement dated September 18, 1999 between
                        Western Beef, Inc. and Michael Alagna for the purchase of all outstanding capital stock of 814 Jamaica Avenue, the owner of a parcel of real estate of Jamaica Avenue, Brooklyn, New York.(5)

                  10.28 Amendment to lease (Exhibit 20.13) between 61 2nd Street
                        Associates and Western Beef Mineola, Inc. dated February 1, 1997.(5)

                  10.29 Certificate of Merger dated January 29, 1998 of Western
                        Beef - 14th Street, Inc. et al into Western Beef Metropolitan Avenue, Inc.(5)

                  10.30 Certificate of Merger dated June 30, 1998 of Western
                        Beef Retail, Inc. into Western Beef Administration, Inc.(5)

                  10.31 Certificate of Merger dated June 30, 1998 of Western
                        Beef Produce - Metropolitan Avenue, Inc. and W. B. Packing, Inc. into Western Beef Supermarket, Inc.(5)

                  21    Subsidiaries (5)

                  23.1  Consent of PricewaterhouseCoopers LLP (5)

                  23.2  Consent of BDO Seidman, LLP (5)

                  27    Financial Data Schedule (5)

--------------------------------------------------------------------------------

                  (1) Incorporated by reference to the Form 8-K Current Report filed November 13, 1992 (the "8-K")

                  (2)   Incorporated by reference to Form S-4 File No. 33-44494.

                  (3) Filed with the Annual Report on Form 10-K for the fiscal year 1992.

                  (4) Filed with the Annual Report on Form 10-K for the fiscal year 1997.

                  (5)   Filed herewith.

      Reports on Form 8K

(b) The registrant filed a report on Form 8-K in November 1998 pertaining to the receipt of an unsolicited proposal from Cactus Acquisition, Inc. ("Cactus") to acquire all of the outstanding capital stock of the Company not currently owned by Cactus and its affiliates for a price of $7.50 per share in cash.

(c)   See Item 14(a)3, above

(d)   Not applicable

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             WESTERN BEEF, INC.

                                             By: /s/Peter Castellana, Jr.,
                                             ------------------------------
                                             Peter Castellana, Jr.,
                                             President,

Date: March 26, 1999

SIGNATURE                    TITLE                                     DATE
---------                    -----                                     ----


/s/ Peter Castellana, Jr.
-------------------------    President, Chief Executive Officer   March 26, 1999
Peter Castellana, Jr.        and Director


/s/ Chris Darrow
-------------------------    Chief Financial Officer              March 26, 1999
Chris Darrow


/s/ Joseph Castellana
-------------------------    Director                             March 26, 1999
Joseph Castellana


/s/ Stephen R. Bokser
-------------------------    Director                             March 26, 1999
Stephen R. Bokser


/s/ Arnold B. Becker
-------------------------    Director                             March 26, 1999
Arnold B. Becker