Form 10-K/A
period 1999-01-01
WESTERN BEEF INC /DE/
filed 1999-04-30
CIK 81942

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-1

                          AMENDMENT NO. 1 TO FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the $5.9375 average of the closing bid and asked prices reported by NASDAQ/NMS on April 16, 1999 was $9,185,983.

As of April 16, 1999, the registrant had issued and outstanding 5,475,153 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE (None)

                                    PART III

Part III is amended and restated in its entirety as follows:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                          PRINCIPAL OCCUPATION DURING THE PAST
DIRECTORS                         AGE     FIVE YEARS

Peter Castellana, Jr. (1)         39      President and Chief Executive Officer
                                          of the Company since March 1995; prior
                                          to that, Vice-President and President
                                          of Retail Operations since May 1992;
                                          General Manager- Retail Operations of
                                          the Company for more than the past
                                          five years; Director of the Company
                                          since 1995.

Joseph Castellana (1)             41      Executive Vice-President-Retail
                                          Operations and Executive Assistant to
                                          the President and Chief Executive
                                          Officer of the Company since March
                                          1995; prior to that, Vice-President
                                          and Secretary for more than the past
                                          five years; Director of the Company
                                          from 1982 through 1993 and since 1995;
                                          Vice-Chairman from 1995 until 1997.

Stephen R. Bokser                 56      President and Chief Executive Officer
                                          of White Rose Food, a wholesale
                                          distributor and a division of
                                          Di Giorgio Corp. for more than the
                                          past five years; Director of
                                          Di Giorgio Corp; Director of the
                                          Company since 1993.

Arnold B. Becker                  64      President of The Arnold Becker Group,
                                          Inc., provider of management
                                          consulting services to retail
                                          companies since February 1996; prior
                                          to that President of Vendamerica,
                                          Inc., the U.S. investment arm of
                                          Vendex International N.V. for more
                                          than the past five years; Director of
                                          the Company since 1995.

NON-DIRECTOR EXECUTIVE OFFICERS

Frank Castellana (1)              43      Executive Vice-President-Planning and
                                          Development since February 1997; prior
                                          to that, Chairman and Executive
                                          Vice-President-Wholesale Operations of
                                          the Company from March 1995 to 1997;
                                          prior to that, President of the
                                          Company for more than the past five
                                          years.

Michael Castellana (1)            35      Senior Vice-President-Retail
                                          Operations of the Company since March
                                          1995; prior to that, General
                                          Manager-Produce Division of the
                                          Company for more than the past five
                                          years.

Chris Darrow (2)                  42      Chief Financial Officer of the Company
                                          since March 1997; prior to that,
                                          Vice-President and Controller of
                                          Waldbaums, Inc., a subsidiary of The
                                          Great Atlantic & Pacific Tea Co., for
                                          more than the past five years.

Peter R. Admirand                 59      Controller-Retail Operations, for more
                                          than the past five years; Secretary of
                                          the Company since March 1995.

----------
(1) Joseph Castellana, Peter Castellana, Jr., Frank Castellana and Michael Castellana are siblings.
(2)   Mr. Darrow resigned from the Company on February 13, 1999.

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

Based solely upon its review of copies of such reports furnished the Company through the date hereof and written representations that no reports were required to be filed, the Company believes that during the fiscal year ended January 1, 1999, all filing requirements applicable to its officers, directors and ten percent stockholders were complied with, subject to the exceptions set forth below:

Chris Darrow, Chief Financial Officer of the Company, did not file a Statement of Beneficial Ownership of Securities on Form 4 in connection with the grant of an Employee Stock Option on July 9, 1998. Mr. Darrow filed an Annual Statement of Changes in Beneficial Ownership on Form 5 disclosing this event on April 26, 1999.

Mr. Peter R. Admirand, Secretary and Controller - Retail Operations of the Company, did not file a Statement of Changes in Beneficial Ownership of Securities on Form 4 in connection with the grant of an Employee Stock Option on July 9, 1998. Mr. Admirand filed an Annual Statement of Changes in Beneficial ownership on Form 5 disclosing this event on April 26, 1999.

ITEM 11. EXECUTIVE COMPENSATION

General

      The following table sets forth information as to the compensation of the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company (the "named executive officers") for services in all capacities to the Company and its subsidiaries during fiscal years 1998, 1997 and 1996.

                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION

                                                                                       Long-Term
                                                                                  Compensation Awards
                                                                             -------------------------------
                                                Annual Compensation          Securities
                                              -----------------------        Underlying        All Other
Name & Principal Position            Year     Salary (1)     Bonus(1)        Options (#)    Compensation (2)
------------------------------------------------------------------------------------------------------------
Peter Castellana, Jr ......          1998      $602,094      $106,203            --            $  6,000
  President and CEO                  1997       613,673        98,735            --               6,000
                                     1996       591,347       170,285            --               6,000

Frank Castellana ..........          1998       168,493        21,025            --               6,000
  Executive Vice-President           1997       182,308        15,925            --               6,000
                                     1996       333,320        87,316            --               6,000

Joseph Castellana .........          1998       387,308        72,920            --               6,000
   Executive Vice-President          1997       387,308        63,700            --               6,000
                                     1996       369,309       106,376            --               6,000

Michael Castellana ........          1998       287,958        58,762            --               6,000
   Senior Vice-President             1997       293,496        56,056            --               6,000
                                     1996       284,550        82,214            --               6,000

Chris Darrow ..............          1998       118,437        21,025         3,000               5,578
   Chief Financial Officer           1997       103,365        12,209         3,000                  --
                                     1996           N/A           N/A            --                  --

----------
(1) Amounts shown include cash compensation earned by the named executive officers during each respective year covered, including amounts deferred, if any, at the election of those officers. Bonuses are shown for the year in which they were earned.

(2) Amounts shown represent the Company's contributions to its Profit Sharing Plan on behalf of the named executives.

                        OPTION GRANTS IN LAST FISCAL YEAR

Stock Options

      The following table sets forth information concerning the grant of stock options under the Company's 1995 Stock Option Plan for Employees.

                      Number of            Percentage of Total
                      Securities            Options Granted
NAME              Underlining Options       to All Employees       Exercise Price      Expiration         Grant Date
                      Granted (1)          in 1998 Fiscal Year      Per Share(2)          Date         Present Value (3)
------------------------------------------------------------------------------------------------------------------------
Chris Darrow             3,000                   10.15%                $8.25           July, 2008          $11,430

(1) The option reflected in the table is a nonqualified stock option under the Internal Revenue Code and was granted on July 9, 1998. The exercise price of the option was equal to 100% of the fair market value of the Common Stock on the date of grant, as determined by the Committee. The option granted vests in increments of 20% on the first, second, third, fourth and fifth anniversaries of the date of grant; however, it may not be exercisable after the expiration of ten (10) years from the date of grant.

(2) Options may be exercised by the delivery to the Company at its principal office or at such other address as may be established by the Committee (Attention: Corporate Secretary) of written notice of the number of shares of Common Stock with respect to which the Option is being exercised accompanied by payment in full of the purchase price of such shares. Unless otherwise determined by the Committee at the time of grant, payment for such shares may be made (i) in cash, (ii) by certified check or bank cashier's check payable to the order of the Company in the amount of such purchase price, (iii) by delivery to the Company of shares of Common Stock having a Fair Market Value equal to such purchase price, (iv) at the discretion of the Committee, by simultaneously exercising Options and selling the shares of Common Stock acquired thereby, pursuant to a brokerage or similar arrangement approved by the Committee, and using the proceeds as payment of such purchase price; or (v) by any combination of the methods of payment described in (i) through (iv) above.

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

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

      The following table provides information on option exercises by each of the named executive officers during the past fiscal year and the value of such officers unexercised options at January 1, 1999, the last day of the Company's fiscal year. No SARS were outstanding during this period.

                                                              Number of                           Value of
                                                         Securities Underlying                   Unexercised
                                                          Unexercised Options                in-the-money Options
                  Shares Acquired       Value            at Fiscal Year End (1)               at Fiscal Year End
Name                on Exercise        Realized      Exercisable      Unexercisable      Exercisable      Unexercisable
-----------------------------------------------------------------------------------------------------------------------
Chris Darrow            -0-              -0-             600             5,400               -0-               N/A

----------

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

Compensation Committee Interlocks and Insider Participation

      Compensation of the Company's executive officers currently is administered by the Company's Board of Directors' Compensation Committee which consists of Messrs. Arnold B. Becker and Stephen R. Bokser. Mr. Bokser is President and Chief Executive Officer of White Rose Food. During 1998, 1997 and 1996, the Company purchased various food products in the amounts of $46,287,000, $37,111,000 and $24,423,000 from White Rose Food. As of January 1, 1999 and January 2, 1998 the Company had trade payables of $3,765,000 and $1,997,000 respectively, due to White Rose Food.

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

      In addition, all members of the Board are indemnified by a standard Directors and Officers liability policy in a manner consistent with the requirements of Delaware law. Pursuant to the Certificate of Incorporation of the Company, the Company indemnifies all members of the Board to the fullest extent possible under the Delaware General Corporation Law.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth beneficial ownership (determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") of the Company's Common Stock (being the Company's only voting securities) by each Director, each named executive officer designated in the section of this Proxy Statement captioned "Executive Compensation", all Directors and named executive officers as a group, and each person (including any "group" as that term is used in Section 13 (d)(3) of the Exchange Act), known by the Company to own more than 5% of the Common Stock as of April 18, 1999. The Company has been advised that except as otherwise indicated in the notes to such table, all those listed have the sole power to vote and dispose of the number of shares set forth opposite their respective names, and their respective addresses are in care of the Company:

                                              NUMBER OF SHARES
NAME OF BENEFICIAL OWNER                      BENEFICIALLY OWNED      % OF CLASS
------------------------                      ------------------      ----------

PSL Foods, Inc. (1)                               1,690,007               30.9
Camile Castellana (2)(3)                            446,126                8.1
Joseph Castellana (2)(4)(5)                         447,216                8.2
Frank Castellana (2)(4)(6)                          453,529                8.3
Peter Castellana, Jr (2)(4)(7)                      446,126                8.1
Michael Castellana (2)(4)(8)                        445,036                8.1
Fidelity Management and Research                    423,400                7.7
Stephen R. Bokser (4)                                10,000                  *
Arnold B. Becker (4)                                 10,000                  *
Chris Darrow (4)                                         --                  *
All directors and executive officers as           3,926,714               71.7
a group (ten persons) (9)

----------
*     Less than 1% of the outstanding Common Stock

(1) PSL Foods, Inc. is owned in equal proportions by the individuals named in note (2) below.

(2) Frank Castellana, Joseph Castellana, Peter Castellana, Jr., Michael Castellana and Camile Castellana are siblings and are referred to herein as "the Principal Stockholders."

(3)   Includes 32,818 shares owned by the minor children of Camile Castellana.

(4) Member of the Company's Board of Directors and/or a named executive officer of the Company. Includes options to purchase 10,000 shares of Common Stock each for Messrs. Bokser and Becker.

(5) Includes 38,968 shares owned by the wife and minor children of Joseph Castellana.

(6) Includes 17,528 shares owned by the wife and minor children of Frank Castellana.

(7) Includes 179,164 shares owned by the wife and minor children of Peter Castellana, Jr.

(8) Includes 52,894 shares owned by the wife and minor children of Michael Castellana.

(9) Includes shares owned by PSL Foods, Inc. Also includes options to purchase 21,400 shares of Common Stock held by certain Directors and Executive Officers

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      For more than a decade, the Company and the Principal Stockholders have had continuing relationships simultaneously as lessors and lessees, suppliers and customers and debtors and creditors. They have also shared certain management personnel and certain administrative functions, such as insurance, advertising and payrolls, and have attempted to allocate the common costs fairly. In October 1992, the parties consummated an Agreement of Combination ("the Combination") pursuant to which the Company and the food business of the Principal Stockholders were combined under a publicly traded successor Delaware corporation. Since the consummation of the Combination, the Principal Stockholders have held in excess of 70% of the outstanding Common Stock of the Company.

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

      The Company leases land, various retail food stores and warehouse storage and office space from affiliates of the Principal Stockholders under various leases which expire through January 2017. For fiscal years 1998, 1997 and 1996 rent expense, relating to these leases was $3,004,000, $2,829,000 and $2,737,000 respectively. The Company made capital expenditures of approximately $436,000, $2,022,000 and $725,000 during 1998, 1997 and 1996, respectively, at leaseholds owned by affiliates of the Principal Stockholders.

      The average square foot rental for property leased from the Principal Stockholders is $3.91 per square foot as compared with an average square foot rental of $3.93 for property leased from third party landlords.

      The Company had sales to affiliates controlled by the Company's Principal Stockholders for 1998, 1997 and 1996 of $561,000, $894,000, and $335,000
respectively.

      During 1998, 1997 and 1996 the Company purchased various food products in the amounts of $46,287,000, $37,111,000 and $27,423,000 respectively, from White Rose Food, of which Stephen R. Bokser, a Director of the Company, is an officer. As of January 1, 1999 and January 2, 1998 the Company had trade payables of $3,765,000 and $1,997,000 respectively, due to White Rose Food.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WESTERN BEEF, INC.


                                        By: /s/ Peter Castellana, Jr.,
                                        ----------------------------------------
                                        Peter Castellana, Jr.,
                                        President,

Date: April 30, 1999

SIGNATURE                                TITLE                        DATE
---------                                -----                        ----


/s/ Peter Castellana, Jr.   President, Chief Executive Officer   April 30, 1999
------------------------    and Director
Peter Castellana, Jr.


/s/ Chris Darrow            Chief Financial Officer              April 30, 1999
------------------------
Chris Darrow


/s/ Joseph Castellana       Director                             April 30, 1999
------------------------
Joseph Castellana


/s/ Stephen R.Bokser        Director                             April 30, 1999
------------------------
Stephen R. Bokser


/s/ Arnold B. Becker        Director                             April 30, 1999
------------------------
Arnold B. Becker