Form 10-K/A
period 1999-01-01
WESTERN BEEF INC /DE/
filed 1999-05-03
CIK 81942

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-2

                          AMENDMENT NO. 2 TO FORM 10-K

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

                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION

                                                                                       Long-Term
                                                                                  Compensation Awards
                                                                             -------------------------------
                                                Annual Compensation          Securities
                                              -----------------------        Underlying        All Other
Name & Principal Position            Year     Salary (1)     Bonus(1)        Options (#)    Compensation (2)
------------------------------------------------------------------------------------------------------------
Peter Castellana, Jr ......          1998      $602,094      $106,203            --            $  6,400
  President and CEO                  1997       613,673        98,735            --               6,400
                                     1996       591,347       170,285            --               6,000

Frank Castellana ..........          1998       168,493        21,025            --               6,400
  Executive Vice-President           1997       182,308        15,925            --               6,400
                                     1996       333,320        87,316            --               6,000

Joseph Castellana .........          1998       387,308        72,920            --               6,400
   Executive Vice-President          1997       387,308        63,700            --               6,400
                                     1996       369,309       106,376            --               6,000

Michael Castellana ........          1998       287,958        58,762            --               6,400
   Senior Vice-President             1997       293,496        56,056            --               6,400
                                     1996       284,550        82,214            --               6,000

Chris Darrow ..............          1998       118,437        21,025         3,000               5,578
   Chief Financial Officer           1997       103,365        12,209         3,000                  --
                                     1996           N/A           N/A            --                  --

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

Date: May 3, 1999

SIGNATURE                                TITLE                        DATE
---------                                -----                        ----


/s/ Peter Castellana, Jr.   President, Chief Executive Officer       May 3, 1999
------------------------    and Director
Peter Castellana, Jr.


/s/ Chris Darrow            Chief Financial Officer                  May 3, 1999
------------------------
Chris Darrow


/s/ Joseph Castellana       Director                                 May 3, 1999
------------------------
Joseph Castellana


/s/ Stephen R.Bokser        Director                                 May 3, 1999
------------------------
Stephen R. Bokser


/s/ Arnold B. Becker        Director                                 May 3, 1999
------------------------
Arnold B. Becker