Form 10-Q
period 1999-04-03
WESTERN BEEF INC /DE/
filed 1999-05-18
CIK 81942

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended APRIL 3, 1999

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

      5,475,153 shares of Common Stock, par value $.05, as of May 14, 1999
--------------------------------------------------------------------------------

                       WESTERN BEEF, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                           ----

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING
INFORMATION                                                                  2

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements:

            Condensed consolidated balance sheets as of
                   April 3, 1999 and January 1, 1999.                        3

            Condensed consolidated statements of income for the
                   thirteen weeks ended April 3, 1999 and 1998.              4

            Condensed consolidated statements of cash flows for the
                   thirteen weeks ended April 3, 1999 and 1998.              5

            Notes to the condensed consolidated financial statements.        6

Item 2.  Management Discussion and Analysis of Financial Condition
            and  Results of Operations.                                      7

PART II-OTHER INFORMATION                                                    8

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE                                                                    9

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

ITEM 1. FINANCIAL STATEMENTS

                       WESTERN BEEF, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except par value)

                                                             APRIL 3, 1999  JANUARY 1, 1999
                                                             -------------  ---------------
                                                              (UNAUDITED)
ASSETS
Current assets:
      Cash and cash equivalents                                 $ 11,818       $ 12,086
      Accounts receivable, net of allowance for doubtful
            accounts ($555 and $522)                               5,701          5,632
      Inventories                                                 16,685         15,290
      Deferred income taxes                                        1,542          1,550
      Prepaid expenses and other current assets                    2,262          2,133
                                                                --------       --------
           Total current assets                                   38,008         36,691

Property, plant and equipment, net of  accumulated
      depreciation and amortization ($25,302 and $24,267)         48,121         47,373
Other assets                                                       2,281          2,293
                                                                --------       --------
           Total assets                                         $ 88,410       $ 86,357
                                                                ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt                         $  1,543       $  1,681
      Current portion of obligations under capital leases            705            690
      Accounts payable                                            12,365         10,564
      Accounts payable-related party                               3,050          3,765
      Accrued expenses and other current liabilities               6,066          5,610
                                                                --------       --------
           Total current liabilities                              23,729         22,310

Long-term debt, net of current portion                             8,681          8,819
Obligations under capital leases, net of  current portion          2,256          2,438
Deferred income taxes                                              2,509          2,497
Other non-current liabilities                                      2,028          1,760
                                                                --------       --------
           Total liabilities                                      39,203         37,824
                                                                --------       --------

Stockholders' equity:
      Preferred stock, $.05 par value; 2,000 shares
            authorized; none issued
      Common stock, $.05 par value; 15,000 shares authorized;
            5,475 shares issued and outstanding                      274            274
      Capital in excess of par value                              11,407         11,407
      Retained earnings                                           37,580         36,915
      Deferred compensation                                          (54)           (63)
                                                                --------       --------
            Total stockholders' equity                            49,207         48,533
                                                                --------       --------
            Total liabilities and stockholders' equity          $ 88,410       $ 86,357
                                                                ========       ========

      See accompanying notes to condensed consolidated financial statements

                       WESTERN BEEF, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                      (in thousands, except per share data)

                                                        THIRTEEN WEEKS ENDED
                                                    APRIL 3, 1999  APRIL 3, 1998
                                                    -------------  -------------
Net sales                                              $77,434        $70,061

Cost of sales                                           56,854         51,056
                                                       -------        -------

Gross profit                                            20,580         19,005

Selling, general and administrative expenses            19,516         17,472
                                                       -------        -------

Income before income taxes                               1,064          1,533

Provision for income taxes                                 399            585
                                                       -------        -------

Net income                                             $   665        $   948
                                                       =======        =======

Net income per share of common stock:

      Basic and diluted                                $   .12        $   .17
                                                       =======        =======

Weighted average shares outstanding:

      Basic                                              5,474          5,469
                                                       =======        =======

      Diluted                                            5,495          5,496
                                                       =======        =======

     See accompanying notes to condensed consolidated financial statements.

                       WESTERN BEEF, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                          THIRTEEN WEEKS ENDED
                                                                     APRIL 3, 1999   APRIL 3, 1998
                                                                     -------------   -------------
Cash flows from operating activities:
     Net income                                                         $    665        $    948
     Adjustments to reconcile net income to net
         cash provided by operating activities:
            Depreciation and amortization                                  1,073           1,039
            Deferred income taxes                                             20              44
            Provision for losses on accounts receivable                       32              68
            Gain on disposal of property, plant and equipment               --              (105)
            (Increase) decrease in assets:
                Accounts receivable                                         (101)            815
                Inventories                                               (1,395)           (627)
                Prepaid expenses and other current assets                   (148)            460
                Other assets                                                  19             (67)
            (Decrease) increase in liabilities:
                Accounts payable and accounts payable-related parties      1,086           1,683
                Accrued expenses and other current liabilities               456            (150)
                Non-current liabilities                                      268            (259)
                                                                        --------        --------
                    Net cash provided by operating activities              1,975           3,849
                                                                        --------        --------

Cash flows from investing activities:
     Capital expenditures                                                 (1,800)         (1,275)
                                                                        --------        --------
                    Net cash used in investing activities                 (1,800)         (1,275)
                                                                        --------        --------

Cash flows from financing activities:
     Proceeds from sale of property, plant and equipment                    --               148
     Proceeds from long-term debt                                            160            --
     Payments on long-term debt and capital leases                          (603)           (779)
     Issuance of common stock                                               --                 6
                                                                        --------        --------
                    Net cash used in financing activities                   (443)           (625)
                                                                        --------        --------

Net (decrease) increase in cash and cash equivalents                        (268)          1,949
Cash and cash equivalents, beginning of period                            12,086           7,527
                                                                        --------        --------
Cash and cash equivalents, end of period                                $ 11,818        $  9,476
                                                                        ========        ========

Cash paid during the period for:
     Interest                                                           $    273        $    285
     Income taxes                                                       $      0        $      0

     See accompanying notes to condensed consolidated financial statements.

                       WESTERN BEEF, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    Basis of Presentation:

       The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended April 3, 1999 are not necessarily indicative of the actual results for the year ending January 1, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended
       January 1, 1999.

(2)    Litigation:

       Except as discussed below, there has been no significant change in litigation as discussed in Note 7 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended January 1, 1999 as filed on March 26, 1999.

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

(3)    Change in Fiscal Year-End:

       The Company has changed its retail 52-53 week year-end to end on the Saturday closest to the end of the calendar year from the Friday closest to the end of the calendar year.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            For the thirteen weeks ended April 3, 1999, Western Beef, Inc. (the "Company") achieved net income of $665,000 or $0.12 per share on net sales of $77,434,000 as compared to net income of $948,000 or $0.17 per share on net sales of $70,061,000 for the comparable period in 1998.

            Net sales for the first quarter of fiscal 1999 were $77,434,000 or 10.5% higher than the sales for the first quarter of fiscal 1998. Retail division sales increased by $6,279,000 primarily as a result of the 1998 openings of two Western Beef supermarkets in New Jersey and two Junior's Food Outlet stores in New York. Comparable store retail sales were basically unchanged from the retail sales of the first quarter of 1998. Wholesale division sales increased $1,094,000 or 7.7% resulting from an expansion of the Company's sales force.

            Gross profit, as a percentage of net sales, for the 1999 and 1998 quarters was 26.6% and 27.1%, respectively. The 0.5% decrease in the gross profit margin resulted from increased sales in the Company's wholesale division and Junior's Food Outlet stores which operate at lower gross profit margins.

            Selling, general and administrative expenses expressed as a percentage of sales increased to 25.2% from 24.9% in 1998. The increase was primarily the result of costs associated with the opening of the two new supermarkets in New Jersey and the two new Junior's Food Outlet stores in New York and increases in insurance reserves under the Company's self-insurance program.

            LIQUIDITY AND CAPITAL RESOURCES

            Cash flow from operations was $1,975,000 for the thirteen weeks ended April 3, 1999 as compared to $3,849,000 for the comparable period in 1998. Such decrease primarily resulted from higher wholesale division sales, thereby increasing accounts receivable and an increase in inventories as a result of the new supermarkets and Junior's Food Outlet stores that opened in 1998.

            Capital expenditures of $1,800,000 related principally to the acquisition of a parcel of land in Queens, NY on which the Company intends to construct a Junior's Food Outlet store, construction costs at a new Junior's Food Outlet store to be opened on Prospect Avenue in the Bronx, N.Y., and various expenditures for equipment and leasehold improvements for existing stores.

            The Company funded these expenditures with cash flow from operations. The Company believes that cash on hand and its $3,000,000 bank line of credit which expires on June 30, 1999 will be sufficient to meet its operational needs. The Company expects that this line of credit will be renewed by the bank on similar terms.

            The Company also has several financial institutions that would be available to finance new store equipment, usually over a five to seven year period. In 1999, the Company intends to commence construction of one Western Beef Supermarket and four Junior's Food Outlet stores. The Company expects that the aggregate 1999 capital commitments for these projects will be approximately $11,600,000.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

            The Company has various outstanding litigation matters, which it considers to be in the ordinary course of business. In the opinion of Management, the outcome of these litigation matters will not materially adversely affect the Company's financial position.

            See Note 2. Litigation of Notes to Condensed Consolidated Financial Statements for further disclosure.

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

                                               WESTERN BEEF, INC.


                                               By: /s/ Thomas F. Moranzoni
                                                   -----------------------------
                                                   Thomas F. Moranzoni
                                                   Chief Financial Officer

                                                   (Principal Financial and
                                                   Accounting Officer)

Date: May 18, 1999