Form 10-Q
period 1999-07-03
WESTERN BEEF INC /DE/
filed 1999-08-17
CIK 81942

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended JULY 3, 1999

Commission File Number 0-4485

                               WESTERN BEEF, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                    13-3266114
--------------------------------------      ------------------------------------
(State or other jurisdiction of                       (I.R.S. employer
 incorporation or organization)                      identification no.)

   47-05 Metropolitan Avenue, Ridgewood, New York           11385
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

5,475,153 shares of Common Stock, par value $.05, as of August 17, 1999.
--------------------------------------------------------------------------------

                       WESTERN BEEF, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                            ----

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING
INFORMATION                                                                   2

         PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements (unaudited):

                     Condensed consolidated balance sheets as of
                         July 3, 1999 and  January 1, 1999.                   3


                     Condensed consolidated statements of income
                         for the twenty-six weeks and the thirteen weeks
                         ended July 3, 1999 and 1998.                         4


                     Condensed consolidated statements of cash flows
                         for the twenty-six weeks ended July 3, 1999
                         and 1998.                                            5

                     Notes to condensed consolidated financial statements.    6

         Item 2. Management Discussion and Analysis of Financial Condition
                 and Results of Operations.                                   9

         PART II - OTHER INFORMATION                                         12
         ---------------------------
         Item 1. Legal Proceedings
         Item 2. Changes in Securities
         Item 3. Default upon Senior Securities
         Item 4. Submission of Matters to a Vote of Security Holders
         Item 5. Other Information
         Item 6. Exhibits and Reports on Form 8-K

         Signature                                                           13

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

ITEM 1: FINANCIAL STATEMENTS

                       WESTERN BEEF, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)
                                   (unaudited)

                                                            JULY 3, 1999   JANUARY 1, 1999
                                                            -------------  ---------------
ASSETS
Current assets:
     Cash and cash equivalents                                $ 12,582        $ 12,086
     Accounts receivable, net of allowance for doubtful
         accounts ($715 and $522)                                7,054           5,632
     Inventories                                                18,189          15,290
     Deferred income taxes                                       1,682           1,550
     Prepaid expenses and other current assets                   2,066           2,133
                                                              --------        --------
         Total current assets                                   41,573          36,691

Property, plant and equipment, net of accumulated
     depreciation and amortization ($26,355 and $24,267)        48,313          47,373
Other assets                                                     2,227           2,293
                                                              --------        --------
         Total assets                                         $ 92,113        $ 86,357
                                                              ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                        $  1,363        $  1,681
     Current portion of obligations under capital leases           719             690
     Accounts payable                                           14,037          10,564
     Accounts payable-related party                              3,004           3,765
     Accrued expenses and other current liabilities              7,218           5,610
                                                              --------        --------

         Total current liabilities                              26,341          22,310

Long-term debt, net of current portion                           8,406           8,819
Obligations under capital leases, net of current portion         2,070           2,438
Deferred income taxes                                            2,697           2,497
Other non-current liabilities                                    2,663           1,760
                                                              --------        --------
         Total liabilities                                      42,177          37,824
                                                              --------        --------

Stockholders' equity:
     Preferred stock, $.05 par value; 2000 shares
         authorized; none issued                                  --              --
     Common stock, $.05 par value; 15,000 shares
         authorized;  5,475 shares issued and outstanding          274             274
     Capital in excess of par value                             11,407          11,407
     Retained earnings                                          38,302          36,915
     Deferred compensation                                         (47)            (63)
                                                              --------        --------
         Total stockholders' equity                             49,936          48,533
                                                              --------        --------
         Total liabilities and stockholders' equity           $ 92,113        $ 86,357
                                                              ========        ========

     See accompanying notes to condensed consolidated financial statements.

                       WESTERN BEEF, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                          Twenty-Six Weeks Ended         Thirteen Weeks Ended
                                        July 3, 1999   July 3, 1998   July 3, 1999   July 3, 1998
                                        ------------   ------------   ------------   ------------
Net sales                                 $162,776       $146,254       $ 85,342       $ 76,193

Cost of sales                              120,143        106,926         63,289         55,870
                                          --------       --------       --------       --------

Gross profit                                42,633         39,328         22,053         20,323

Selling, general and administrative
     expenses                               40,379         36,432         20,863         18,960
                                          --------       --------       --------       --------

Income before income taxes                   2,254          2,896          1,190          1,363


Provision for income taxes                     867          1,090            468            505
                                          --------       --------       --------       --------
Net income                                $  1,387       $  1,806       $    722       $    858
                                          ========       ========       ========       ========
Net income per share of common
     stock-basic and diluted              $    .25       $    .33       $    .13       $    .16
                                          ========       ========       ========       ========

Weighted average shares
     outstanding-basic                       5,475          5,472          5,475          5,475
                                          ========       ========       ========       ========

Weighted average shares
     outstanding-diluted                     5,495          5,498          5,493          5,498
                                          ========       ========       ========       ========

     See accompanying notes to condensed consolidated financial statements.

                       WESTERN BEEF, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             Twenty-Six Weeks Ended
                                                                          JULY 3, 1999    JULY 3, 1998
Cash flows from operating activities:
     Net income                                                             $  1,387        $  1,806
     Adjustments to reconcile net income to net
        cash provided by operating activities:
             Depreciation and amortization                                     2,144           2,009
             Deferred income tax expense                                          68              44
             Provision for losses on accounts receivable                         193             163
             Gain on disposal of property, plant and equipment                  --              (114)
             (Increase) decrease in assets:
               Accounts receivable                                            (1,615)            381
               Inventories                                                    (2,899)         (1,739)
               Prepaid expenses and other current assets                          67             137
               Other assets                                                       43             (94)
             (Decrease) increase in liabilities:
                Accounts payable and accounts payable-related party            2,712           2,477
                Accrued expenses and other current liabilities                 1,608           1,664
                Other non-current liabilities                                    903            (614)
                                                                            --------        --------
                  Net cash provided by operating  activities                   4,611           6,120
                                                                            --------        --------

Cash flows from investing activities:
     Capital expenditures                                                     (3,045)         (5,579)
     Proceeds from sale of property, plant and equipment                        --               946
                                                                            --------        --------
                  Net cash used in investing activities                       (3,045)         (4,633)
                                                                            --------        --------

Cash flows from financing activities:
     Proceeds from issuance of long-term debt                                    160           2,055
     Payments on long-term debt and capital leases                            (1,230)         (1,470)
     Issuance of common stock                                                   --                18
                                                                            --------        --------
                  Net cash provided by (used in) financing activities         (1,070)            603
                                                                            --------        --------

Net increase in cash and cash equivalents                                        496           2,090
Cash and cash equivalents, beginning of period                                12,086           7,527
                                                                            --------        --------

Cash and cash equivalents, end of period                                    $ 12,582        $  9,617
                                                                            ========        ========

Cash paid for:
     Interest                                                               $    541        $    504
     Income taxes                                                           $    260        $    324

     See accompanying notes to condensed consolidated financial statements.

                       WESTERN BEEF, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         (1) BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-six weeks ended July 3, 1999 are not necessarily indicative of the results that may be expected for the year ending January 1, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 1, 1999 as filed on March 29, 1999.

         (2) LITIGATION:

         Except as discussed below, there has been no significant change in litigation as discussed in Note 7 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended January 1, 1999 as filed on March 29, 1999.

         On December 3, 1998, a class action, Plumpe v. Castellana et al., No. 16807 NC, was filed in the Delaware Chancery Court against Western Beef, Inc., Peter Castellana, Jr., Joseph Castellana, Stephen R. Bokser and Arnold B. Becker. The action seeks to enjoin a transaction pursuant to which the Company would be acquired by and merged into, an entity owned by certain officers of the Company and their family members, on the grounds that the transaction would create a breach of fiduciary duties to shareholders. The action also seeks rescission of the transaction if it is consummated, damages and accounting and attorneys' fees. By agreement with plaintiff, defendants' time to answer the complaint has been extended indefinitely, pending possible settlement discussions with plaintiff.

         On July 29, 1999, the acquisition price was increased to $8.75 per share and the Company entered into a Memorandum of Understanding with counsel to the plaintiff in the shareholder lawsuit arising from the merger. The Memorandum of Understanding provides for the settlement of such lawsuit based on the payment of a per share merger consideration of $8.75 and is subject to, among other things, completion of definitive documentation relating to the settlement, court approval and consummation of the merger.

         (3) CHANGE IN FISCAL YEAR-END:

         The Company has changed its retail 52-53 week year-end to end on the Saturday closest to the end of the calendar year from the Friday closest to the end of the calendar year.

                       WESTERN BEEF, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4) SEGMENTS OF BUSINESS

The Company operates in two industry segments. The wholesale segment primarily sells poultry, beef, pork and provisions to retailers, restaurants and institutions. The retail segment sells various meat and grocery items to the general public. All intersegment sales prices are market based. Corporate overhead costs are allocated to each of its operating segments based on overall sales. The Company evaluates the performance of its segments based on operating earnings before taxes of the respective business units. Financial data (in thousands of dollars) for the three and six months of 1999 and 1998 is as follows:



1999
THREE MONTHS ENDED JULY 3, 1999
                                             RETAIL         WHOLESALE             TOTAL
                                             ------         ---------             -----
Net sales                                   $65,578           $19,764            $85,342
Intersegment sales                             -               14,982             14,982
Net interest expense                            235                33                268
Net income before provision
    for income taxes                            975               215              1,190
Other significant non cash items:
    Bad debt expense                           -                  161                161
Capital expenditures                          1,245                -               1,245


SIX MONTHS ENDED JULY 3, 1999
                                             RETAIL         WHOLESALE             TOTAL
                                             ------         ---------             -----
Net sales                                  $127,777           $34,999           $162,776
Intersegment sales                             -               27,890             27,890
Net interest expense                            473                68                541
Net income before provision
    for income taxes                          1,967               287              2,254
Other significant non cash items:
    Bad debt expense                           -                  193                193
Capital expenditures                          3,021                24              3,045
Identifiable assets                          78,646            13,467             92,113


                       WESTERN BEEF, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4) SEGMENTS OF BUSINESS (CONTINUED)


1998
THREE MONTHS ENDED JULY 3, 1998
                                             RETAIL         WHOLESALE             TOTAL
                                             ------         ---------             -----
Net sales                                   $61,406           $14,787            $76,193
Intersegment sales                             -               13,842             13,842
Net interest expense                            190                29                219
Net income before provision
    for income taxes                          1,145               218              1,363
Other significant non cash items:
    Bad debt expense                           -                   95                 95
Capital expenditures                          4,187               117              4,304


SIX MONTHS ENDED JULY 3, 1998
                                             RETAIL         WHOLESALE             TOTAL
                                             ------         ---------             -----
Net sales                                  $117,345           $28,909           $146,254
Intersegment sales                             -               26,570             26,570
Net interest expense                            428                76                504
Net income before provision
    for income taxes                          2,608               288              2,896
Other significant non cash items:
    Bad debt expense                           -                  163                163
Capital expenditures                          5,380               199              5,579
Identifiable assets                          69,924            12,310             82,234


ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         For the quarter ended July 3, 1999, Western Beef, Inc. (the "Company") achieved net income of $722,000 or $.13 per share on net sales of $85,342,000, as compared to net income or $858,000 or $.16 per share on net sales of $76,193,000 for the comparable period in 1998. On a year-to-date basis the Company achieved net income of $1,387,000 or $.25 per share on net sales of $162,776,000 for the twenty-six week period ended July 3, 1999 as compared to net income of $1,806,000 or $.33 per share on net sales of $146,254,000 for the twenty-six week period ended July 3, 1998.

         Net sales increased $9,149,000 and $16,522,000 for the quarter and year-to-date periods ended July 3, 1999 as compared with sales for the comparable periods in the prior year. The Company's retail division accounted for $4,172,000 and $10,432,000 of the sales increases for the quarter and year-to-date periods respectively, ended July 3, 1999, primarily as a result of the 1998 openings of two Western Beef supermarkets in New Jersey and two Junior's Food Outlet stores in New York. Year-to-date comparable store retail sales were basically unchanged from the retail sales for the similar period in 1998. Wholesale division sales increased $4,977,000 and $6,090,000 for the quarter and year-to-date periods ended July 3, 1999 as compared with sales for the comparable periods in the prior year, resulting from the continued expansion of the Company's wholesale sales force and the acquisition of new-credit worthy customers.

         Gross profit as a percentage of sales decreased to 25.8% in the second quarter of 1999 from 26.7% in the same quarter of the prior year. On a year-to-date basis gross profit decreased to 26.2% for the twenty-six weeks ended July 3, 1999 from 26.9% for the comparable period in the prior year. The decrease in the gross profit margins for 1999 resulted from increased sales in the Company's wholesale division and Junior's Food Outlet stores which operate at lower gross profit margins.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

         Selling, general and administrative expenses increased $1,903,000 and $3,947,000 for the quarter and year-to-date periods ended July 3, 1999 as compared with such expenses for the comparable periods in the prior year. As a percentage of sales, selling, general and administrative expenses decreased to 24.4% and 24.8% for the quarter and year-to-date periods ended July 3,1999 from 24.9% for the similar periods in 1998. The increase in expense resulted primarily from costs associated with the opening of the two new supermarkets in New Jersey and the two new Junior's Food Outlet stores in New York and increases in insurance reserves under the Company's self-insurance program. The percentage of sales decreases are attributable to the increased ratio of wholesale division sales versus retail division sales.

         LIQUIDITY AND CAPITAL RESOURCES

         Cash flow from operations was $4,611,000 for the twenty-six weeks ended July 3, 1999 as compared to $6,120,000 for the comparable period in 1998. Such decrease primarily resulted from higher wholesale division sales, thereby increasing accounts receivable and an increase in inventories as a result of the new supermarkets and Junior's Food Outlet stores that opened in 1998.

         Capital expenditures of $3,045,000 related principally to the acquisition of a parcel of land in Queens, NY on which the Company intends to construct a Junior's Food Outlet store, construction costs at a new Western Beef supermarket to be opened on Prospect Avenue in the Bronx, N.Y. and various expenditures for equipment and leasehold improvements for its existing stores. The Company funded these expenditures with cash flow from operations. The Company believes that cash on hand and its $3,000,000 bank line of credit which expires on July 1, 2000 will be sufficient to meet its operational needs. At July 3, 1999 the entire balance was available for use by the Company.

         In 1999, the Company intends to commence construction on one Western Beef supermarket and four Junior's Food Outlet stores. The Company expects that the aggregate 1999 and 2000 capital commitments for these projects will be approximately $11,600,000. Several financial institutions have expressed an interest in financing the new store equipment that would be required at these new locations.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

YEAR 2000 ISSUES

The Company is executing a plan to ensure that the Company's computer systems and software applications will properly function beyond 1999. This plan involves identifying year 2000 issues, assigning priorities to items identified and correcting or replacing material items that are not year 2000 compliant. This plan also considers year 2000 vulnerability with respect to the Company's major suppliers and third party service providers.

The Company is utilizing both internal and external resources to address year 2000 issues. Costs associated with year 2000 computer system modifications are currently estimated to be approximately $300,000 of which $54,000 has been incurred to date. Included in these costs are $150,000 for certain front-end cash register systems whose upgrade was previously identified for non-year 2000 operational enhancements.

The Company has already installed year 2000 program codes on all of its financial, merchandise and distribution computer software systems. Effective with the first payroll week of 1999, the Company was operating on year 2000 compliant software provided by its third party payroll service company. Finally, the Company has received and completed the testing of the front-end register system enhancements previously discussed and expects to complete Company-wide implementation of this software before the end of the third quarter of 1999.

The Company has contingency plans in place for its financial, merchandise and distribution automation systems utilizing internal and major supplier communication systems. In the event of power interruptions, most of its retail outlets are equipped with generators for its front-end register systems and up to 50% of each store's lighting requirements. Plans are currently being formulated to provide back-up power for the Company's wholesale and retail divisions' refrigeration equipment.

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

PART II- OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company has various outstanding litigation matters, which it considers to be in the ordinary course of business. In the opinion of Management, the outcome of these litigation matters will not materially adversely affect the Company's financial position and results of operations and cash flows.

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

Item 3.       Default upon Senior Securities
              None

Item 4.       Submission of Matters to a Vote of Security Holders
              None

Item 5.       Other Information
              None

Item 6.       Exhibits and Reports on Form 8-K
              None

              (a) Exhibits
                  27 Financial Data Schedule

              (b) Reports on Form 8-K
                  The registrant has not filed a report on Form 8-K during the quarter ended July 3, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  WESTERN BEEF, INC.


                                                  By: /s/ THOMAS F. MORANZONI
                                                      --------------------------
                                                      Chief Financial Officer

                                                      (Principal Financial and
                                                       Accounting Officer)

Date: August 17, 1999