Form 10-Q
period 1999-10-02
WESTERN BEEF INC /DE/
filed 1999-11-16
CIK 81942

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended OCTOBER 2, 1999

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


5,475,153 shares of Common Stock, par value $.05, as of November 12, 1999.
--------------------------------------------------------------------------------

                       WESTERN BEEF, INC. AND SUBSIDIARIES
                                      INDEX

                                                                            Page
                                                                            ----
CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING
INFORMATION                                                                    2

   PART I - FINANCIAL INFORMATION
   Item 1. Financial Statements (unaudited):

              Condensed consolidated balance sheets as of
                  October 2, 1999 and  January 1, 1999.                        3

              Condensed consolidated statements of income
                  for the thirty-nine weeks and the thirteen weeks
                  ended October 2, 1999 and 1998.                              4

              Condensed consolidated statements of cash flows
                  for the thirty-nine weeks ended  October 2, 1999
                  and 1998.                                                    5

              Notes to condensed consolidated financial statements.            6

   Item 2. Management Discussion and Analysis of Financial Condition
              and Results of Operations.                                       8

   PART II - OTHER INFORMATION                                                11
   ---------------------------
   Item 1. Legal Proceedings
   Item 2. Changes in Securities
   Item 3. Default upon Senior Securities
   Item 4. Submission of Matters to a Vote of Security Holders
   Item 5. Other Information
   Item 6. Exhibits and Reports on Form 8-K

   Signature                                                                  12

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The Private Securities Litigation Reform Act of 1995 provides a "Safe Harbor" for forward-looking statements. Certain information included in this quarterly report on Form 10-Q contains or may contain forward-looking statements such as those statements pertaining to the renovation of the Company's existing stores, the construction or acquisition of new stores, the recoverability of deferred tax assets, the continued availability of credit lines for capital expansion, the suitability of facilities, access to suppliers, implementation of technological improvement programs and year 2000 issues. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions; delays and other hazards inherent in building and construction; competition in both the retail and wholesale markets and government and regulatory policies and certifications (in particular those relating to the United States Department of Agriculture Food Stamp Program); the pricing and availability of the products the Company sells and distributes, including Western Beef label brand products; potential delays in the implementation of the Company's technological improvement programs; and the effectiveness of such programs upon the implementation of, and the Company's ability to resolve, any and all year 2000 computer applications.

ITEM 1: FINANCIAL STATEMENTS

                       WESTERN BEEF, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)
                                   (UNAUDITED)

                                                           OCTOBER 2, 1999  JANUARY 1, 1999
                                                           ---------------  ---------------
ASSETS
Current assets:
     Cash and cash equivalents                                 $ 11,163       $ 12,086
     Accounts receivable, net of allowance for doubtful
         accounts ($876 and $522)                                 7,281          5,632
     Inventories                                                 16,568         15,290
     Deferred income taxes                                        1,678          1,550
     Prepaid expenses and other current assets                    1,971          2,133
                                                               --------       --------
         Total current assets                                    38,661         36,691

Property, plant and equipment, net of accumulated
     depreciation and amortization ($27,424 and $24,267)         48,304         47,373
Other assets                                                      2,193          2,293
                                                               --------       --------
         Total assets                                          $ 89,158       $ 86,357
                                                               ========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                         $  1,161       $  1,681
     Current portion of obligations under capital leases            734            690
     Accounts payable                                            12,397         10,564
     Accounts payable-related party                               2,961          3,765
     Accrued expenses and other current liabilities               5,931          5,610
                                                               --------       --------

         Total current liabilities                               23,184         22,310

Long-term debt, net of current portion                            7,994          8,819
Obligations under capital leases, net of current portion          1,882          2,438
Deferred income taxes                                             2,831          2,497
Other non-current liabilities                                     2,659          1,760
                                                               --------       --------
         Total liabilities                                       38,550         37,824
                                                               --------       --------

Stockholders' equity:
     Preferred stock, $.05 par value; 2000 shares
           authorized; none issued                                 --             --
     Common stock, $.05 par value; 15,000 shares
           authorized;  5,475 shares issued and outstanding         274            274
     Capital in excess of par value                              11,407         11,407
     Retained earnings                                           38,964         36,915
     Deferred compensation                                          (37)           (63)
                                                               --------       --------
         Total stockholders' equity                              50,608         48,533
                                                               --------       --------
         Total liabilities and stockholders' equity            $ 89,158       $ 86,357
                                                               ========       ========

     See accompanying notes to condensed consolidated financial statements.

                       WESTERN BEEF, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                             Thirty-Nine Weeks Ended            Thirteen Weeks Ended
                                        OCTOBER 2, 1999  OCTOBER 2, 1998  OCTOBER 2, 1999  OCTOBER 2, 1998
                                        ---------------  ---------------  ---------------  ---------------
Net sales                                   $245,664         $221,285         $ 82,888         $ 75,031

Cost of sales                                182,102          161,637           61,959           54,711
                                            --------         --------         --------         --------

Gross profit                                  63,562           59,648           20,929           20,320

Selling, general and administrative
     expenses                                 60,249           55,444           19,870           19,012
                                            --------         --------         --------         --------

Income before income taxes                     3,313            4,204            1,059            1,308

Provision for income taxes                     1,264            1,577              397              487
                                            --------         --------         --------         --------

Net income                                  $  2,049         $  2,627         $    662         $    821
                                            ========         ========         ========         ========

Net income per share of common
     stock-basic and diluted                $    .37         $    .48         $    .12         $    .15
                                            ========         ========         ========         ========
Weighted average shares
     outstanding-basic                         5,475            5,473            5,475            5,475
                                            ========         ========         ========         ========

Weighted average shares
     outstanding-diluted                       5,498            5,499            5,501            5,501
                                            ========         ========         ========         ========

     See accompanying notes to condensed consolidated financial statements.

                       WESTERN BEEF, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 Thirty-Nine Weeks Ended
                                                                           OCTOBER 2, 1999    OCTOBER 2, 1998
                                                                           ---------------    ---------------
Cash flows from operating activities:
     Net income                                                                $  2,049          $  2,627
     Adjustments to reconcile net income to net
        cash provided by operating activities:
               Depreciation and amortization                                      3,230             3,094
               Deferred income tax expense                                          206               111
               Provision for losses on accounts receivable                          354               310
               Gain on disposal of property, plant and equipment                   --                (139)
               (Increase) decrease in assets:
                   Accounts receivable                                           (2,003)              652
                   Inventories                                                   (1,278)           (2,091)
                   Prepaid expenses and other current assets                        162              (207)
                   Other assets                                                      64               (94)
               (Decrease) increase in liabilities:
                   Accounts payable and accounts payable-related party            1,029             3,949
                   Accrued expenses and other current liabilities                   321             1,350
                   Other non-current liabilities                                    899              (591)
                                                                               --------          --------
                      Net cash provided by operating activities                   5,033             8,971
                                                                               --------          --------

Cash flows from investing activities:
     Capital expenditures                                                        (4,099)           (7,569)
     Proceeds from sale of property, plant and equipment                           --               1,055
                                                                               --------          --------
                      Net cash used in investing activities                      (4,099)           (6,514)
                                                                               --------          --------
Cash flows from financing activities:
     Proceeds from issuance of long-term debt and capital leases                    160             2,055
     Payments on long-term debt and capital leases                               (2,017)           (2,119)
     Proceeds from Issuance of common stock                                        --                  18
                                                                               --------          --------

                      Net cash used in financing activities                      (1,857)              (46)
                                                                               --------          --------

Net (decrease) increase in cash and cash equivalents                               (923)            2,411
Cash and cash equivalents, beginning of period                                   12,086             7,527
                                                                               --------          --------

Cash and cash equivalents, end of period                                       $ 11,163          $  9,938
                                                                               ========          ========

Cash paid during the thirty-nine weeks for:
     Interest                                                                  $    805          $    774
     Income taxes                                                              $    515          $    979

     See accompanying notes to condensed consolidated financial statements.

                       WESTERN BEEF, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         (1) BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the thirty-nine weeks ended October 2, 1999 are not necessarily indicative of the results that may be expected for the year ending January 1, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 1, 1999 as filed on March 29, 1999.

         (2) LITIGATION:

         Except as discussed below, there has been no significant change in litigation as discussed in Note 7 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended January 1, 1999 as filed on March 29, 1999.

         On December 3, 1998, a class action, Plumpe v. Castellana et al., No. 16807 NC, was filed in the Delaware Chancery Court against Western Beef, Inc., Peter Castellana, Jr., Joseph Castellana, Stephen R. Bokser and Arnold B. Becker. The action seeks to enjoin a transaction pursuant to which the Company would be acquired by and merged into, an entity owned by certain officers of the Company and their family members, on the grounds that the transaction would create a breach of fiduciary duties to shareholders. The action also seeks rescission of the transaction if it is consummated, damages and accountants' and attorneys' fees.

         On July 29, 1999, the acquisition price was increased to $8.75 per share from an initial offer price of $7.50 per share and the Company entered into a Memorandum of Understanding with counsel to the plaintiff in the above referenced shareholder lawsuit arising from the merger. The Memorandum of Understanding provides for the settlement of such lawsuit based on the payment of a per share merger consideration of $8.75 and is subject to, among other things, completion by plaintiff of additional discovery, completion of definitive documentation relating to the settlement, court approval and the dismissal of the lawsuit with prejudice and without any costs to any party (except as agreed upon). Additionally, pursuant to the memorandum of understanding, the defendants will not oppose the plaintiff's application for an award for attorney's fees in the amount of $150,000 and reimbursement of expenses not to exceed $10,000. The defendants have also agreed to be responsible for the costs and expenses related to providing notice of the proposed settlement, regardless of whether the proposed settlement is approved by the court. On October 26, 1999, the defendants commenced mailing notice of the hearing concerning the proposed settlement. The hearing will be held before the Delaware Chancery Court on December 9, 1999, at
         10:00 a.m.

         (3) CHANGE IN FISCAL YEAR-END:

         The Company has changed its retail 52-53 week year-end to end on the Saturday closest to the end of the calendar year from the Friday closest to the end of the calendar year. This change did not have a significant impact on the results of operations and cash flows for the thirteen and thirty-nine week periods ended October 2, 1999.

                       WESTERN BEEF, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         (4) SEGMENTS OF BUSINESS

         The Company operates in two industry segments. The wholesale segment primarily sells poultry, beef, pork and provisions to retailers, restaurants and institutions. The retail segment sells various meat and grocery items to the general public. All intersegment sales prices are market based. Corporate overhead costs are allocated to each of its operating segments based on overall sales. The Company evaluates the performance of its segments based on operating earnings before taxes of the respective business units. Financial data (in thousands of dollars) for the three and nine month periods ended October 2, 1999 and 1998 is as follows:

1999

THREE MONTHS ENDED OCTOBER 2, 1999

                                      Retail    Wholesale     Total
                                      ------    ---------     -----
Net sales                            $ 64,432    $ 18,456    $ 82,888
Intersegment sales                       --        13,453      13,453
Net interest expense                      231          33         264
Net income before provision
    for income taxes                    1,028          31       1,059
Other significant non-cash items:
    Bad debt expense                     --           161         161
Capital expenditures                    1,032          22       1,054

NINE MONTHS ENDED OCTOBER, 2 1999

                                      Retail    Wholesale     Total
                                      ------    ---------     -----
Net sales                            $192,210    $ 53,454    $245,664
Intersegment sales                       --        41,343      41,343
Net interest expense                      704         101         805
Net income before provision
    for income taxes                    2,995         318       3,313
Other significant non-cash items:
    Bad debt expense                     --           354         354
Capital expenditures                    4,035          64       4,099
   Identifiable assets                 75,474      13,684      89,158

                       WESTERN BEEF, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         (4) SEGMENTS OF BUSINESS (CONTINUED)

1998

THREE MONTHS ENDED OCTOBER 2, 1998

                                      Retail    Wholesale      Total
                                      ------    ---------      -----
Net sales                            $ 61,723    $ 13,308     $ 75,031
Intersegment sales                       --        13,861       13,861
Net interest expense                      233          37          270
Net income loss before provision
    for income taxes                    1,372         (64)       1,308
Other significant non-cash items:
    Bad debt expense                     --           147          147
Capital expenditures                    1,930          60        1,990

NINE MONTHS ENDED OCTOBER 2, 1998

                                      Retail    Wholesale      Total
                                      ------    ---------      -----
Net sales                            $179,068    $ 42,217     $221,285
Intersegment sales                       --        40,431       40,431
Net interest expense                      661         113          774
Net income before provision
     for income taxes                   3,980         224        4,204
Other significant non-cash items:
    Bad debt expense                     --           310          310
Capital expenditures                    7,310         259        7,569
Identifiable assets                    71,736      11,918       83,654

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                For the quarter ended October 2, 1999, Western Beef, Inc. (the "Company") achieved net income of $662,000 or $.12 per share on net sales of $82,888,000 as compared to net income of $821,000 or $.15 per share on net sales of $75,031,000 for the comparable period in 1998. On a year-to-date basis the Company achieved net income of $2,049,000 or $.37 per share on net sales of $245,664,000 for the thirty nine week period ended October 2, 1999 as compared to net income of $2,627,000 or $.48 per share on net sales of $221,285,000 for the thirty-nine week period ended October 2, 1998.

                Net sales increased $7,857,000 and $24,379,000 for the quarter and year-to-date periods ended October 2, 1999 as compared with sales for the comparable periods in the prior year. The Company's retail division accounted for $2,709,000 and $13,142,000 of the sales increases for the quarter and year-to-date periods respectively, ended October 2, 1999, primarily as a result of the

                1998 openings of two Western Beef supermarkets in New Jersey and two Junior's Food Outlet stores in New York. Year-to-date comparable store retail sales were basically unchanged from the retail sales for the similar period in 1998. Wholesale division sales increased $5,148,000 and $11,237,000 for the quarter and year-to-date periods ended October 2, 1999 as compared with sales for the comparable periods in the prior year, resulting from the continued expansion of the Company's wholesale sales force and the acquisition of new-credit worthy customers.

                Gross profit as a percentage of sales decreased to 25.3% in the third quarter of 1999 from 27.1% in the same quarter of the prior year. On a year-to-date basis gross profit decreased to 25.9% for the thirty-nine weeks ended October 2, 1999 from 27.1% for the comparable period in the prior year. The decrease in the gross profit margins for 1999 resulted from increased sales in the Company's wholesale division and Junior's Food Outlet stores which operate at lower gross profit margins.

                Selling, general and administrative expenses increased $858,000 and $4,805,000 for the quarter and year-to-date periods ended October 2, 1999 as compared with such expenses for the comparable periods in the prior year. As a percentage of sales, selling, general and administrative expenses decreased to 24.0% and 24.5% for the quarter and year-to-date periods ended October 2,1999 from 25.3% and 25.1% for the similar periods in 1998. The increase in expense for the quarter resulted primarily from costs incurred in connection with expansion of the Company's wholesale division whereas the increase in expense for the year-to-date period resulted primarily from costs associated with the opening of the two new supermarkets in New Jersey and the two new Junior's Food Outlet stores in New York and increases in insurance reserves under the Company's self-insurance program. The decreases in selling, general and administrative expenses, as a percentage of sales, are attributable to the increased ratio of wholesale sales which incur lower operating costs than those incurred by the retail division.

                LIQUIDITY AND CAPITAL RESOURCES

                Cash flow from operations was $5,033,000 for the thirty-nine weeks ended October 2, 1999 as compared to $8,971,000 for the comparable period in 1998. Such decrease primarily resulted from higher wholesale division sales, thereby increasing accounts receivable and an increase in inventories as a result of the new supermarkets and Junior's Food Outlet stores that opened in 1998.

                Capital expenditures of $4,099,000 related principally to the acquisition of a parcel of land in Queens, NY on which the Company intends to construct a Junior's Food Outlet store, construction costs at a new Western Beef supermarket to be opened on Prospect Avenue in the Bronx, N.Y. and various expenditures for equipment and leasehold improvements for its existing stores. The Company funded these expenditures with cash flow from operations. The Company believes that cash on hand and its $3,000,000 bank line of credit which expires on July 1, 2000 will be sufficient to meet its operational needs. At October 2, 1999 the entire balance was available for use by the Company.

                In 1999, the Company intends to commence construction on one Western Beef supermarket and two Junior's Food Outlet stores. The Company expects the aggregate 1999 and 2000 capital commitments for these projects and additional developments scheduled in 2000, to be approximately $11,600,000. Several financial institutions have expressed an interest in financing the new store equipment that would be required at these new locations.

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

                The Company is utilizing both internal and external resources to address year 2000 issues. Costs associated with year 2000 computer system modifications are currently estimated to be approximately $300,000 of which $225,000 has been incurred to date. Included in these costs are $150,000 for certain front-end cash register systems whose upgrade was previously identified for non-year 2000 operational enhancements.

                The Company has already installed year 2000 program codes on all of its financial, merchandise and distribution computer software systems. Effective with the first payroll week of 1999, the Company was operating on year 2000 compliant software provided by its third party payroll service company. Finally, the Company has received and completed the testing of the front-end register system enhancements previously discussed and has completed Company-wide implementation of this software.

                The Company has contingency plans in place for its financial, merchandise and distribution automation systems utilizing internal and major supplier communication systems. In the event of power interruptions, most of its retail outlets are equipped with generators for its front-end register systems and up to 50% of each store's lighting requirements. Plans are currently being formulated to provide back-up power for the Company's wholesale and retail divisions' refrigeration equipment. As of September 30, 1999 the Company has ordered one generator which will be delivered in February, 2000. This generator will be mobile in order to meet the demands of any given store. However, if more than one store experiences power interruptions perishable products must be stored in the Company's refrigerated trailers packed with dry ice. Because the above-mentioned generator will not arrive prior to January 1, 2000, the Company is currently investigating additional remedies to any potential problems due to power interruptions.

                As part of the Company's goal to achieve year 2000 compliance, it is seeking representations from suppliers, vendors and business partners about their year 2000 compliance. No assurances can be given that the Company will be able to identify and address all year 2000 issues due to their complexity and the Company's dependence on representations and preparedness of third parties with whom the Company does business. Although the Company believes that its efforts and plans will address year 2000 issues that are within the Company's reasonable control, there can be no assurance that year 2000 issues will not have a material adverse effect on the Company's business or results of operations.

PART II  - OTHER INFORMATION

Item 1.       Legal Proceedings

                 The Company has various outstanding litigation matters, which it considers to be in the ordinary course of business. In the opinion of Management, the outcome of these litigation matters will not materially adversely affect the Company's financial position and results of operations and cash flows.

                 Reference is made to the information regarding legal proceedings appearing in Part I of this Report on Form
                 10-Q under the heading "Notes to Condensed Consolidated Financial Statements -- Note 2. Litigation" which is hereby incorporated by reference.

Item 2.              Changes in Securities
                     None

Item 3.              Default upon Senior Securities
                     None

Item 4.              Submission of Matters to a Vote of Security Holders
                     None

Item 5.              Other Information
                     None

Item 6.              Exhibits and Reports on Form 8-K

                     (a)  Exhibits
                          27 Financial Data Schedule

                     (b)  Reports on Form 8-K
                           The registrant has not filed a report on Form 8-K during the quarter ended October 2, 1999

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 WESTERN BEEF, INC.


                                                 By: /s/ THOMAS F. MORANZONI
                                                     ---------------------------
                                                     Chief Financial Officer
                                                     (Principal Financial and
                                                      Accounting Officer)

Date: November 12, 1999